Form 10-K
period 1997-12-31
MEDFORD BANCORP INC
filed 1998-03-23
CIK 1049895

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
   |x|            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
   |_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                        Commission File Number 0001049895
                              Medford Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

         Massachusetts                                       04-3384928
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

               29 High Street
           Medford, Massachusetts                               02155
  (Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:  (781) 395-7700

                               ------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.50 per share


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes |X|   No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on March 3, 1998, on the NASDAQ National Market was $197,894,463. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

      As of March 3, 1998, 4,549,298 shares of the registrant's common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Medford Bancorp, Inc. Definitive Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1998 are incorporated by reference into Parts I and III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

General

Medford Bancorp Inc., (the "Company") was organized by Medford Savings Bank (the "Bank") for the purpose of reorganizing the Bank into a holding company structure. The Company acquired 100% of the outstanding shares of the Bank's common stock in a 1:1 exchange of the Company's common stock. This reorganization became effective on November 26, 1997 whereupon the Bank became a wholly-owned subsidiary of the Company and the Bank's former stockholders became stockholders of the Company (the "Reorganization").

Established as a Massachusetts savings bank in 1869, the Bank converted from mutual to stock form on March 18, 1986 and issued 3,680,000 shares of common stock. The Bank is principally engaged in the business of attracting deposits from the general public, originating residential and commercial real estate mortgages, consumer and commercial loans, and investing in securities on a continuous basis. For a detailed description of the Company's business and financial information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report. The Bank is headquartered in Medford, Massachusetts, which is located approximately seven miles north of downtown Boston. The Bank principally offers its products and services through a network of sixteen banking offices located in Medford, Malden, Arlington, Belmont, Burlington, North Reading, Waltham, and Wilmington. The Bank's primary market area includes these communities as well as other cities and towns in Middlesex County and the surrounding area north of Boston.

The Bank presently has one wholly-owned subsidiary, Medford Securities Corporation ("MSC"), which became operational on March 1, 1995. MSC engages exclusively in the buying, selling, dealing in, and holding of securities.

Supervision and Regulation

General. The Company is a Massachusetts corporation and a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the Bank Holding Company Act of 1956, as amended, and files with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. The Company is also subject to the jurisdiction of the Massachusetts Commissioner of Banks. As a bank holding company, the Company's activities are limited to the business of banking and activities closely related or incidental to banking. The Company may not directly or indirectly acquire the ownership or control of more than 5 percent of any class of voting shares or substantially all of the assets of any company that is not engaged in activities closely related to banking and also generally must provide notice to or obtain approval of the Federal Reserve Board in connection with any such acquisition.

As a Massachusetts-chartered savings bank, the Bank is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation (the "FDIC") which insures its deposits to the maximum extent permitted by law, and by the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner"). The Bank is also subject to certain requirements established by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Boston.

Federal Deposit Insurance Corporation. The FDIC insures the Bank's deposit accounts to the $100,000 maximum per separately insured account. As a state-chartered, FDIC-insured nonmember savings bank, the Bank is subject to regulation, examination, and supervision by the FDIC and to reporting requirements of the FDIC. The FDIC has adopted requirements setting minimum standards for capital adequacy. Pursuant to FDIC requirements, the Bank must maintain a Tier 1 capital to risk-weighted assets ratio of 4.00% and a total capital to risk-weighted assets ratio of 8.00%. The FDIC also imposes a leverage capital ratio of at least 3.00% for the most highly rated banks and a leverage capital ratio between 4.00% and 5.00% for other banks. The Bank exceeded all applicable requirements at December 31, 1997. Furthermore, under the capital standards established pursuant to the FDIC Improvement Act of 1991 ("FDICIA"), the Bank is currently well-capitalized.

Federal Home Loan Bank System. The Federal Home Loan Bank System functions as a reserve credit source for its member financial institutions and is governed by the Federal Housing Finance Board ("FHFB"). The Bank is a voluntary member of the Federal Home Loan Bank of Boston ("FHLBB"). Members of the FHLBB are required to own capital stock that is directly proportionate to the member's home mortgage loans and borrowings from the FHLBB outstanding from time to time. FHLBB advances must be secured by specific types of collateral and may be obtained only for the purpose of providing funds for residential housing finance.

Federal Reserve Board Regulations. Regulation D promulgated by the Federal Reserve Board requires all depository institutions, including the Bank, to maintain reserves against its transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfer to third parties) or non-personal time deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain other types of time deposits), subject to certain exemptions. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the amount of the institution's interest-bearing assets.

Massachusetts Commissioner of Banks. The Bank is also subject to regulation, examination and supervision by the Commissioner and to the reporting requirements promulgated by the Commissioner. Massachusetts statutes and regulations govern, among other things, investment powers, lending powers, deposit activities, maintenance of surplus and reserve accounts, the distribution of earnings, the payment of dividends, issuance of capital stock, branching, acquisitions and mergers and consolidation. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be subject to sanctions for noncompliance. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the Bank's business in a manner which is unsafe, unsound or contrary to the depositor's interest, or been negligent in the performance of their duties.

In response to a Massachusetts law enacted in 1996, in 1997 the Commissioner finalized rules that give Massachusetts banks, and their subsidiaries, many powers equivalent to those of national banks. The Commissioner also has adopted procedures expediting branching by strongly capitalized banks.

Depositors Insurance Fund. All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund ("DIF"), a corporation created by the Commonwealth of Massachusetts for the purpose of insuring savings bank deposits not covered by federal deposit insurance. To the extent the Bank's deposit accounts are not insured by federal insurance, such deposits are insured by the DIF.

Federal Deposit Insurance Corporation Improvement Act of 1991. FDICIA made extensive changes to the federal banking laws. Among other things, FDICIA requires federal bank regulatory agencies to take prompt corrective action to address the problems of, and imposes significant restrictions on, under-capitalized banks. With certain exceptions, FDICIA prohibits state banks from making equity investments and engaging, as principals, in activities which are not permissible for national banks, such as insurance underwriting. FDICIA required banks to divest any impermissible equity investments by December 19, 1996. FDICIA also amends federal statutes governing extensions of credit to directors, executive officers and principal shareholders of banks, savings associations and their holding companies, limits the aggregate amount of depository institutions' loans to insiders to the amount of the institution's unimpaired capital and surplus, restricts depository institutions that are not well-capitalized from accepting brokered deposits without an express waiver from the FDIC, and imposes certain advance notice requirements before closing a branch office. Pursuant to the FDICIA, the FDIC has adopted a framework of risk-based deposit insurance assessments that take into account different categories and concentrations of bank assets and liabilities. In late 1997, the FDIC proposed to revise its regulations relating to FDICIA to generally ease the ability of state nonmember banks and their subsidiaries to engage in certain activities not permissible for a national bank, such as real estate development.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), different types of interstate transactions and activities are permitted. Interstate transactions and activities provided for under the law include: (i) bank holding company acquisitions of separately held banks in a state other than a bank holding company's home state; (ii) mergers between banks with different home states, including consolidations of affiliated banks; (iii) establishment of interstate branches either de novo or by branch acquisition; and (iv) affiliate banks acting as agents for one another for certain banking functions without being considered a "branch". In general, subject to certain limitations, nationwide interstate acquisitions are now permissible, irrespective of state law limitations other than limitations related to deposit concentrations and bank age requirements. Interstate mergers also are permissible. Affiliated banks may act as agents for one another. Each of the transactions and activities must be approved by the appropriate federal bank regulator, with separate and specific criteria established for each category.

In 1996, Massachusetts enacted interstate banking laws in response to Riegle-Neal. The laws permit, subject to certain deposit and other limitations, interstate acquisitions, mergers and branching on a reciprocal basis. The new interstate banking law is likely to make it easier for out-of-state institutions to attempt to purchase or otherwise acquire or to compete with the Bank in Massachusetts, and similarly makes it easier for Massachusetts banks to compete outside the state.

Financial Modernization. Various federal legislative proposals are pending to "modernize" the nation's financial system. Although the proposals vary, most generally would allow for some mixing of banking and commerce and generally would repeal most laws limiting the ability of banks and securities companies to be affiliated.

Federal Securities Laws. Upon consummation of the Reorganization, the reporting obligations of the Bank under the Securities Exchange Act of 1934 (the "Exchange Act"), as administered by the FDIC, were replaced with substantially identical obligations of the Company under the Exchange Act, as administered by the Securities and Exchange Commission (the "SEC"). Pursuant to the Exchange Act, the Company files annual, quarterly, and periodic reports with the SEC. The Company is also subject to the insider trading requirements of Sections 16(a) and 16(b) of the Exchange Act, as administered by the SEC. In connection with the Reorganization, the Bank deregistered the Bank's common stock under the Exchange Act.

Other Activities

The Bank owns stock in The Savings Bank Life Insurance Company of Massachusetts ("SBLI"). The Bank sells life insurance and tax-deferred annuities and sold over $1.7 million in SBLI annuities in 1997, making it the top seller of this product in Massachusetts.

The Bank provides safe deposit services at nine of its branches.

The Bank originates 30-year, fixed-rate, residential 1-4 family loans in correspondent relationships with third parties such as Plymouth Mortgage Company and Chase Manhattan Mortgage Corporation, whereby the Bank originates loans in exchange for an origination fee.

Competition

The Company faces substantial competition for loan origination and for the attraction and retention of deposits. Competition for loan origination arises primarily from commercial banks, other thrift institutions, credit unions and mortgage companies. The Company competes for loans on the basis of product variety and flexibility, competitive interest rates and fees, service quality and convenience.

Competition for the attraction and retention of deposits arises primarily from commercial banks, other thrift institutions, and credit unions having presence within and around the market area served by the Bank's main office and its community branch and ATM network. There are approximately 200 of these financial institutions in the Bank's market area. In addition, the Company competes with regional and national firms which offer stocks, bonds, mutual funds and other investment alternatives to the general public. The Company competes on its ability to satisfy such requirements of savers and investors as product alternatives, competitive rates, liquidity, service quality, convenience, and safety against loss of principal and earnings.

Management believes that the Company's emphasis on personal service and convenience, coupled with active involvement within the communities it serves, contribute to its ability to compete successfully.

Employees

As of December 31, 1997, the Bank employed 215 full-time staff, including 41 officers, and 82 part-time staff. None of the Bank's employees is represented by a labor union. The Company has no officers or employees separate from the Bank.

Executive Officers of the Company and Bank

The executive officers of the Company and/or the Bank, their positions with the Company and/or the Bank and their ages as of February 28, 1998 are as follows:

Name                 Age    Position

Arthur H. Meehan     [62]   President and Chief Executive Officer of the Company
                            and the Bank; Chairman of the Board of Directors of the Company and the Bank

Phillip W. Wong      [48]   Senior Vice President, Chief Financial Officer and
                            Treasurer of the Company; Executive Vice
                            President and Chief Financial Officer of the Bank

George A. Bargamian  [49]   Senior Vice President of the Bank (Retail)

Name                 Age    Position

Mona Bishlawi        [37]   Senior Vice President of the Bank (Finance)

Eric B. Loth         [55]   Senior Vice President of the Bank (Lending)

William F. Rivers    [42]   Senior Vice President of the Bank (Administration)

Arthur H Meehan. Mr. Meehan commenced his employment with the Bank in February 1992. Prior to this date, Mr. Meehan served as Executive Vice President of the Bank of New England Corporation.

Phillip W. Wong. Mr. Wong commenced his employment with the Bank as Senior Vice President in December 1992 and was promoted to Executive Vice President in 1997. Prior to this date, Mr. Wong served as Chief Financial Officer of Guaranty-First Trust Co. in Waltham, Massachusetts.

George A. Bargamian. Mr. Bargamian was hired by the Bank as Director of Marketing in 1988, and was promoted to Vice President and Senior Vice President of the Bank during 1988. Mr. Bargamian formerly served as Assistant Vice President of Marketing for First Mutual of Boston.

Mona Bishlawi. Ms. Bishlawi commenced her employment with the Bank as Controller in 1993, served as Vice President from 1994-1997, and was promoted to Senior Vice President in 1997. Ms. Bishlawi formerly served as Assistant Vice President and Assistant Controller at Eastern Bank Corporation in Lynn, Massachusetts.

Eric B. Loth. Mr. Loth commenced his employment with the Bank as Senior Vice President in August 1994. Prior to this date, Mr. Loth served as Vice President of Lending at Sterling Bank in Waltham, Massachusetts.

William F. Rivers. Mr. Rivers commenced his employment with the Bank in January 1974, served as Assistant Treasurer from 1980-1985, Vice President from 1985-1988, and was promoted to Senior Vice President in 1988.

ITEM 2. PROPERTIES

All of the Bank's branches located in Medford (except for the West Medford branch), the branch located in Arlington, and the Malden Center, Maplewood and Oak Grove branches located in Malden are owned by the Bank. All other branches are leased from unrelated third parties. The Company also owns a building that houses the Company's finance department, which is currently available for sale. The Company also owns an office building currently housing the Company's lending and certain administrative offices. Additional space in this building is leased to third parties, and the remainder is available for the Bank's expansion needs. In 1997, the Bank purchased an office building located between the main branch office in Medford and the lending and administrative office building. The Company also purchased a tract of land in the City of Tewksbury with plans to construct a new branch office. Subject to the foregoing, the Company believes that its properties are adequate for its present needs.

The Bank has also acquired properties through foreclosure, which are presently being marketed by local real estate brokers or the Company's lending staff.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is a party or to which any of its property is subject, although the Company is a party to ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 16, 1997, a special meeting of the stockholders of the Bank (the "Special Meeting") was held to consider and vote upon the Reorganization. A brief description of the vote and the results of the vote are incorporated herein by reference to the Bank's proxy statement for the Special Meeting and the Bank's Current Report on Form F-3, respectively, filed as exhibits to the Company's Current Report on Form 8-K filed with the SEC on November 26, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's (and, prior to the Reorganization, the Bank's) common stock is quoted on the NASDAQ National Market System under the symbol "MDBK". The following table sets forth cash dividends declared on common stock and the high and low closing prices for the quarters indicated. All prices set forth below are based on information provided by the National Association of Securities Dealers, Inc.

                             Common Stock Sale Prices
                             ------------------------     Dividends Declared
                               High           Low             Per Share
                               ----           ---             ---------
  1997  1st quarter           $29 3/4       $24 1/2            $0.18
        2nd quarter            30 1/2        24 3/4             0.18
        3rd quarter            36            29 1/4             0.18
        4th quarter            42            34                 0.36

  1996  1st quarter           $24 1/4       $20                $0.17
        2nd quarter            23 1/4        19 3/4             0.17
        3rd quarter            24 1/2        20 3/4             0.17
        4th quarter            27            23                 0.32

At March 2, 1998, according to the Company's transfer agent, the Company had approximately 1,182 record holders of its common stock. The number of holders of record does not reflect the number of persons or entities who or which held their stock in nominee or "street" name through various brokerage firms or other entities.

The declaration of future dividends to the Company's stockholders is subject to future operating results, financial conditions, tax and legal considerations and other factors, such as the Bank's ability to declare and pay dividends to the Company. As the principal asset of the Company, the Bank currently provides the only source of payment of dividends by the Company. FDICIA limits the ability of undercapitalized insured banks to pay dividends. Moreover, under Massachusetts law, a stock-form savings bank may pay dividends only out of its net profits and only to the extent such dividends do not impair the Bank's capital and surplus accounts. Provided that the Bank can meet these requirements, Massachusetts law permits a bank to distribute net profits as a dividend so long as, after such distribution, either (i) the Bank's capital and surplus accounts equal at least 10% of its deposit liabilities or (ii) the Bank's surplus account equals 100% of its capital account, subject to certain exceptions. Under Federal Reserve Board and FDIC regulations, the Company and the Bank would be prohibited from declaring dividends, if among other things, they were not in compliance with applicable regulatory capital requirements. If there is no surplus, dividends may be paid out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Funds held by the Company are available for various corporate uses, including the payment of future dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                     At December 31,
                                                     -------------------------------------------------------------------------------
(Dollars in thousands, except per share data)             1997            1996            1995             1994            1993
                                                     ----------       ----------       ----------       ----------       ----------
BALANCE SHEET DATA
Total assets                                         $1,135,572       $1,039,098       $  955,933       $  915,055       $  831,939
Investment securities                                   513,418          424,966          363,599          332,248          294,390
Loans, net                                              570,844          560,855          529,424          523,125          478,632
Deposits                                                821,706          792,141          791,851          791,780          735,753
Stockholders' equity                                    101,510           92,521           86,076           76,363           71,352
Book value per share                                      22.35            20.40            19.46            17.37            16.45
Stockholders' equity to total assets                       8.94%            8.90%            9.00%            8.35%            8.58%
Number of offices                                            16               16               16               15               12
------------------------------------------------------------------------------------------------------------------------------------

                                                                                Years Ended December 31,
                                                     -------------------------------------------------------------------------------
(Dollars in thousands, except per share data)             1997            1996            1995             1994            1993
                                                     ----------       ----------       ----------       ----------       ----------
STATEMENT OF OPERATIONS DATA
Interest and dividend income                         $   75,332       $   68,711       $   64,405       $   55,401       $   55,868
Interest expense                                         41,349           36,462           32,724           24,523           25,642
                                                     ----------       ----------       ----------       ----------       ----------
    Net interest income                                  33,983           32,249           31,681           30,878           30,226
                                                     ----------       ----------       ----------       ----------       ----------
Provision for loan losses                                   125              215              772              583            2,110
Other income:
    Gain (loss) on investment securities, net               835              413               96              (65)             753
    All other income                                      3,007            2,902            3,050            2,960            2,383
                                                     ----------       ----------       ----------       ----------       ----------
          Total other income                              3,842            3,315            3,146            2,895            3,136
                                                     ----------       ----------       ----------       ----------       ----------
Operating expenses                                       19,054           18,075           18,169           19,645           19,418
                                                     ----------       ----------       ----------       ----------       ----------
Income before income taxes                               18,646           17,274           15,886           13,545           11,834
Provision for income taxes                                7,256            6,845            6,463            5,292            4,665
                                                     ----------       ----------       ----------       ----------       ----------

Net income                                           $   11,390       $   10,429       $    9,423       $    8,253       $    7,169
                                                     ==========       ==========       ==========       ==========       ==========

Basic earnings per share                             $     2.51       $     2.31       $     2.14       $     1.89       $     1.66
                                                     ==========       ==========       ==========       ==========       ==========

Diluted earnings per share                           $     2.39       $     2.21       $     2.02       $     1.78       $     1.57
                                                     ==========       ==========       ==========       ==========       ==========

Cash dividends declared per share                    $     0.90       $     0.83       $     0.71       $     0.62       $     0.50
                                                     ==========       ==========       ==========       ==========       ==========
SELECTED RATIOS
    Return on average assets                               1.05%            1.05%            1.01%            0.95%            0.87%
    Return on average equity                              11.81            11.72            11.52            11.14            10.21
    Average equity to average assets                       8.91             8.98             8.75             8.53             8.49
    Weighted average rate spread                           2.84             3.00             3.20             3.50             3.64
    Net yield on average earning assets                    3.26             3.39             3.54             3.74             3.86
    Dividend payout ratio - basic earnings per share      35.86            35.93            33.18            32.80            30.12
------------------------------------------------------------------------------------------------------------------------------------

On May 6, 1994, the Bank acquired certain assets and assumed certain liabilities of the former Commercial Bank and Trust Company ("CBTC").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general, national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, and changes in the assumptions used in making such forward-looking statements.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and selected consolidated financial data included within this report. Given that the Company's principal activity currently is ownership of the Bank, for ease of reference, the term "Company' in this Item generally will refer to the investments and activities of the Company and the Bank, except where otherwise noted.

                                     GENERAL

The Company's net income is primarily attributable to its level of net interest income, which represents the difference between interest and dividend income earned on earning assets and interest paid on deposits and other borrowed money. The main components of the Company's earning assets are loans, investment securities and short-term investments. Interest-bearing deposits include NOW, savings, money market and term certificates of deposit. The net interest income performance of the Company is significantly affected by general economic conditions, by the Company's corporate strategies, its asset/liability management, tactical programs and by the policies of regulatory authorities. Sources of non-interest income such as loan servicing fees, gains/losses on sales of investment securities and other fees derived from various banking services contribute positively to the Company's results. The principal operating expenses of the Bank are salaries and employee benefits, occupancy and equipment expenses, data processing expenses, deposit insurance premiums, amortization of intangibles, advertising and marketing and other general and administrative expenses.

In 1996, the Company invested approximately $1.7 million in the purchase and installation of a new loan and deposit processing system. The one-time expenses charged to operations in 1996 to convert to the new system were approximately $378,000.

The Company achieved record net income of $11.4 million for 1997, an increase of $961,000, or 9.2% compared to net income of $10.4 million for 1996. Earnings per share for 1997 were $2.51 ($2.39 on a diluted basis) compared with $2.31 ($2.21 on a diluted basis) for 1996, an increase of 20 cents or 8.7% compared to the previous year.

At December 31, 1997, total assets were $1.1 billion, an increase of 9.3% from the prior year. Total loans increased 1.7% to $577.6 million at December 31, 1997. The Bank sold $11.1 million of education loans in the second quarter of 1997 and $20.5 million of residential loans in the fourth quarter of 1997. Excluding the loan sales, loan growth was approximately 7.0%. Investment securities increased 20.8% to $513.4 million at December 31, 1997. Total deposits increased 3.7% to $821.7 million, and borrowed funds increased 38.6% to $205.8 million. Stockholders' equity increased 9.7% to $101.5 million at December 31, 1997, representing a book value of $22.35 per share, up from $20.40 at December 31, 1996. The capital to assets ratio was 8.94%, exceeding all regulatory requirements.

                               FINANCIAL CONDITION

Investment Portfolio

The investment policy of the Company is structured to provide an adequate level of liquidity in order to meet anticipated deposit outflows, normal working capital needs and expansion of the loan portfolio within guidelines approved by the Board of Directors, while earning market returns. Accordingly, the majority of investments are in shorter-term government, agency, or high-quality (rated "A" or better) corporate securities. Investment bonds purchased generally have maturities or call dates within three years or less. Although the emphasis on short-term and medium-term investments reduces the overall yield, this strategy is in accordance with the Company's desire to minimize interest rate risk.

Investment securities increased 20.8% from $425.0 million at December 31, 1996 to $513.4 million at December 31, 1997. The increase was primarily in mortgage-backed securities and corporate bonds designated as "available for sale". During 1997, the Company implemented a strategy using the investment portfolio to increase earning assets and generate higher levels of interest income. In order to increase the overall yield of the investment portfolio, the strategy also included a program of replacing U.S. Government and federal agencies as they matured or were sold with mortgage-backed securities and corporate bonds. At December 31, 1996, 53% of the investment portfolio was in U.S. Government and federal agencies, while mortgage-backed securities represented 7%. At December 31, 1997, U.S. Government and federal agencies were reduced to 37% of total investment securities, and mortgage-backed securities were increased to 24%. The mortgage-backed securities pools added to this portfolio throughout 1997 consisted primarily of fixed-rate, low-coupon, government-backed securities that have limited extension or contraction risk. Consideration is given to the underlying collateral, the impact of rising or falling rates on the average life of these securities and other factors associated with the Bank's investment policies and strategies.

Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reflected at amortized cost. All other marketable investment securities are classified as "available for sale" and reflected on the balance sheet at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. As of December 31, 1997, the net unrealized gain on investments classified as "available for sale" was $2,156,000 and the net unrealized gain on investments classified as "held to maturity" was $279,000.

In November 1995, the Financial Accounting Standards Board issued guidance allowing a one-time reassessment of an entity's investment classifications during the period November 15, 1995 to December 31, 1995. As a result, the amortized cost of securities held to maturity that were transferred to available for sale amounted to $26,987,000 and the related unrealized loss amounted to $206,000.

In addition, the Bank also held limited amounts of equity securities subject to the investment limitations imposed by FDICIA and the Commissioner.

The following table sets forth certain information concerning the investment portfolio at carrying value:

                                                          At December 31,
                                                  ------------------------------
                                                    1997       1996       1995
                                                  --------   --------   --------
                                                          (In thousands)
Investment securities:
    Debt securities:
        U.S. Government and federal agency        $190,579   $224,519   $193,106
        Mortgage-backed securities                 122,447     27,814     32,780
        State and municipal                             --         89        232
        Corporate bonds                            185,859    159,892    126,545
    Equity securities                               14,533     12,652     10,936
                                                  --------   --------   --------

Total investment securities                       $513,418   $424,966   $363,599
                                                  ========   ========   ========

The following table sets forth the maturity distribution of debt securities (excluding mortgage-backed securities) at carrying value, with related weighted average yields:

                                                               At December 31, 1997
                                  ---------------------------------------------------------------------------------
                                               Weighted                   Weighted                     Weighted
                                   Within       Average     Over 1 Year    Average     Over 5 Years    Average
                                   1 Year        Yield      to 5 Years      Yield       to 10 Years     Yield
                                  ---------   -----------  ------------  ------------  ------------   -----------
                                                           (Dollars in thousands)

U.S. Government and
    federal agency                $  60,918      5.85%        $  34,134      6.16%         $    --         --%
Other                                54,878      5.97           218,451      6.00            8,057       5.95
                                  ---------                ------------                -----------

                                  $ 115,796      5.91%        $ 252,585      6.02%         $ 8,057       5.95%
                                  =========                ============                ===========

Loan Portfolio

The Company offers a variety of lending products, including fixed-rate and adjustable-rate residential mortgages, equity lines of credit, fixed-rate and adjustable-rate commercial mortgages, construction loans, consumer loans, education loans, and commercial business loans. As a portfolio lender, the Company generally retains all newly originated loans. From time to time, the Company originates and retains 30-year, fixed-rate residential loans. More frequently, however, the 30-year, fixed-rate residential loan is generally offered whereby the Bank originates the loan for a correspondent and collects an origination fee. During the fourth quarter of 1997, the Company originated and retained $4.1 million of 30-year, fixed-rate residential loans in order to improve the yield on residential loans.

Real estate and commercial loan originations are initiated by the Bank's officers and lending personnel from a number of sources including referrals from realtors, builders, attorneys, and customers. Direct mail to existing and potential customers is used to solicit other loan services. Advertising media is also used to promote loans. The Bank employs on-the-road originators and pays them commissions for loan originations. Applications for residential and consumer loans are accepted at all of the Bank's locations and are referred to the main office for processing.

The Company has lending policies in place which are intended to control credit risk inherent in the origination and retention of loans in portfolio. Among other considerations, these policies delineate the Bank's geographic market region, and establish credit procedures and acceptable loan-to-value ratios for all loans. Additional specific policies are in effect for commercial and commercial real estate loans.

Loans increased modestly in 1997 as the Bank sold $11.1 million of education loans in the second quarter, and $20.5 million of residential loans in the fourth quarter. Excluding the loan sales, loan growth was approximately 7.0%. It is the Bank's intention to sell education loans in the repayment stage as conditions warrant. The increase in loans is primarily in residential, construction, and commercial asset-based loans. All other loan categories remained fairly stable from December 31, 1996 as new loan originations replaced amortization and payoffs. The Company expects continued intense competition for loans within its geographic region despite improvement in the regional economy. Within this framework, management has intensified marketing efforts for residential loans and asset-based lending.

Composition of portfolio. The following table shows the composition of the loan portfolio by type of loan:

                                                                          At December 31,
                                                  -------------------------------------------------------------
                                                     1997         1996         1995         1994         1993
                                                  ---------    ---------    ---------    ---------    ---------
                                                                         (In thousands)

Commercial loans                                  $  14,941    $  11,014    $   9,075    $  10,270    $   9,991
Loans secured by real estate:
    Residential *                                   389,593      380,627      353,172      350,013      308,895
    Construction loans, net of unadvanced
        funds                                        11,278        8,719        8,591        7,577        2,541
    Commercial                                      124,094      123,158      125,771      125,190      127,550
    Second mortgages                                  1,539        1,928        2,175        2,441        3,087
    Equity lines of credit                           22,146       21,169       20,819       20,080       18,943
Consumer loans                                       12,931       20,548       16,710       14,396       13,942
                                                  ---------    ---------    ---------    ---------    ---------
                                                    576,522      567,163      536,313      529,967      484,949
Add:  Net premium on loans acquired                     270          354          504          648          833
      Net deferred origination costs (fees)             785          569           73           49         (143)
Less: Allowance for loan losses                      (6,733)      (7,231)      (7,466)      (7,539)      (7,007)
                                                  ---------    ---------    ---------    ---------    ---------

                    Loans, net                    $ 570,844    $ 560,855    $ 529,424    $ 523,125    $ 478,632
                                                  =========    =========    =========    =========    =========

* Residential first mortgages represent qualified collateral under a blanket lien securing FHLBB borrowings. See "Borrowings" for a more detailed explanation of this lien.

The following table presents the maturity distribution of commercial and construction loans at December 31, 1997:

                                             Maturities
                     ----------------------------------------------------------
                       1 Year        Over 1 Year         Over
                       or Less        to 5 Years        5 Years        Total
                     -----------    --------------    -----------   -----------
                                           (In thousands)

Commercial loans        $ 9,907           $ 4,341        $   693      $ 14,941
Construction loans        4,807             2,422          4,049        11,278

Generally, construction loans provide for payments of interest only during the construction period, and then payments of principal and interest throughout the life of the loans. In all cases, these loans have adjustable interest rates.

Commercial loans with maturities of over one year will be subject to interest rate adjustment or maturity according to the following schedule:

                                    Scheduled Maturity or Rate Adjustment
                                --------------------------------------------
                                 Over 1 Year         Over
                                  to 5 Years       5 Years          Total
                                -------------    -----------    ------------
                                              (In thousands)

Predetermined rates                   $ 1,106          $  --         $ 1,106
Adjustable rates                        3,235            693           3,928
                                -------------    -----------    ------------

                                      $ 4,341          $ 693         $ 5,034
                                =============    ===========    ============

Non-performing Assets

It is the Bank's general policy to discontinue the accrual of interest on loans over 90 days past due. Interest accrual ceases, and all previously accrued but unpaid interest is reversed, when a loan is placed on non-accrual status. At the option of management, a loan may be placed on non-accrual status prior to being 90 days past due if the collection of future interest and principal is, in the opinion of management, doubtful.

On January 1, 1995, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." Under this Statement, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. All of the Bank's loans which have been identified as impaired have been measured by the fair value of existing collateral. When impaired loans become 90 days or more delinquent, they are generally maintained on non-accrual status whereby interest income is recognized only when received. The restatement of previously issued financial statements to conform with SFAS No. 114 is expressly prohibited. The Bank does not apply SFAS No. 114 to individual consumer loans which are collectively evaluated for impairment.

The following table sets forth information with respect to non-accrual loans, restructured loans and foreclosed real estate at the dates indicated. The Bank did not have any loans 90 days or more past due and still accruing at the dates indicated.

                                                                             At December 31,
                                                            -------------------------------------------------
                                                               1997      1996       1995      1994       1993
                                                            -------   -------    -------   -------    -------
                                                                             (In thousands)

Impaired loans accounted for on a non-accrual basis         $ 1,726   $ 2,752    $ 4,239   $   n/a    $   n/a
Other loans accounted for on a non-accrual basis                 --       687         82     1,740      2,229
Troubled debt restructurings                                    n/a       n/a        n/a       829      2,082
Foreclosed real estate                                           48       276        350     1,444      2,763
                                                            -------   -------    -------   -------    -------

                                                            $ 1,774   $ 3,715    $ 4,671   $ 4,013    $ 7,074
                                                            =======   =======    =======   =======    =======

At December 31, 1997, all loans on non-accrual status were considered impaired.

At December 31, 1996, $687,000 of loans were 90 days or more past due but were not considered impaired. Management expected the two commercial real estate borrowers involved to resume scheduled payments of principal and interest in accordance with the contractual terms of the loan agreements.

The balance of in-substance foreclosures that would have been restated and classified as impaired loans in accordance with SFAS No. 114 at December 31, 1994 was $302,000. The increase in non-accrual loans in 1995 was primarily attributable to the death of a commercial real estate borrower. Subsequent to the borrower's death, the debt was assumed by a new borrower and loan performance resumed.

Loans accounted for on a non-accrual basis at December 31, 1997 had gross interest income of $406,000 that would have been recorded during 1997 if the loans had remained current in accordance with original terms. The amount of interest income on such loans that was included in net income for the period was $85,000.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged through the statement of income. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based on management's evaluation of the amount required to absorb estimated losses inherent in the loan portfolio after weighing various factors. Among the factors that management considers are the quality of specific loans, risk characteristics of the loan portfolio, level of non-performing loans, current economic conditions, trends in delinquency and charge-offs and collateral value of the underlying security. Ultimate losses may vary significantly from current estimates.

Quarterly reviews of the loan portfolio are performed to identify loans for which specific allowance allocations are considered prudent. After specific allocations are made, a review is made to determine whether the remaining unallocated portion of the allowance is adequate to cover possible unidentified loan losses.

The Bank recorded a provision for loan losses for the year ended December 31, 1997 of $125,000, compared with $215,000 for the year ended December 31, 1996. At December 31, 1997, the allowance for loan losses totaled $6.7 million or 390% of non-accrual loans at that date, compared with $7.2 million or 210.3% of non-accrual loans at December 31, 1996. Non-accrual loans at December 31, 1997 were $1.7 million or 0.30% of total net loans, compared with $3.4 million or 0.61% of total net loans at December 31, 1996.

An analysis of the allowance for loan losses is presented in the following table:

                                                                      At December 31,
                                                   -------------------------------------------------------
                                                     1997        1996        1995        1994        1993
                                                   -------     -------     -------     -------     -------
                                                                (In thousands)

Allowance for loan losses, beginning of year       $ 7,231     $ 7,466     $ 7,539     $ 7,007     $ 6,649
                                                   -------     -------     -------     -------     -------
Loans charged-off  --- Residential real estate         (38)        (64)        (66)       (267)       (406)
                   --- Commercial real estate         (720)       (656)       (884)         --      (1,329)
                   --- Consumer                        (42)        (89)        (28)        (34)        (28)
                   --- Commercial                      (31)        (21)       (100)         (8)       (227)
Recoveries         --- Residential real estate          26           7         104         218           4
                   --- Commercial real estate          147         348         102          35         229
                   --- Consumer                         25           8          10           5           5
                   --- Commercial                       10          17          17          --          --
                                                   -------     -------     -------     -------     -------
Net charge-offs                                       (623)       (450)       (845)        (51)     (1,752)
                                                   -------     -------     -------     -------     -------
Provision for loan losses, charged to operations       125         215         772         583       2,110
                                                   -------     -------     -------     -------     -------
Allowance for loan losses, end of year             $ 6,733     $ 7,231     $ 7,466     $ 7,539     $ 7,007
                                                   =======     =======     =======     =======     =======

Ratio of net charge-offs to average loans             0.11%       0.08%       0.16%       0.01%       0.37%
                                                   =======     =======     =======     =======     =======

An analysis of the allocation of the allowance for loan losses is presented in the following table:

                                                                    At December 31,
                          ----------------------------------------------------------------------------------------------------
                                1997                 1996                 1995                1994                1993
                          -----------------    -----------------    -----------------   -----------------    -----------------
                                   Percent              Percent              Percent             Percent              Percent
                                   of Loans             of Loans             of Loans            of Loans             of Loans
                                   to Total             to Total             to Total            to Total             to Total
                          Amount    Loans      Amount    Loans      Amount    Loans     Amount    Loans      Amount    Loans
                          ------   --------    ------   --------    ------   --------   ------   --------    ------   --------
                                                                 (Dollars in thousands)

Residential real estate   $1,067     71.73%    $1,179     71.23%    $1,036     70.17%    $2,669     70.29%    $2,397     68.24%
Commercial real estate     5,220     21.49      5,711     21.68      6,118     23.43      4,553     23.62      4,444     26.30
Construction                 169      1.95        131      1.53        129      1.60        114      1.43         22      0.52
Consumer                      48      2.24         44      3.62         47      3.11         49      2.72         44      2.88
Commercial                   229      2.59        166      1.94        136      1.69        154      1.94        100      2.06
                          ------    ------     ------    ------     ------    ------     ------    ------     ------    ------

Total                     $6,733    100.00%    $7,231    100.00%    $7,466    100.00%    $7,539    100.00%    $7,007    100.00%
                          ======    ======     ======    ======     ======    ======     ======    ======     ======    ======

While management considers the allowance for loan losses to be adequate at December 31, 1997, there is no assurance that additional charge-offs and provisions will not be necessary in 1998. The provision for loan losses during 1998 will depend primarily on market conditions and the Bank's actual experience.

Loan Concentrations

Other than the focus of the Bank's lending activities to its market area, the Bank does not have a concentration of loans exceeding 10% of total loans at the end of 1997.

Deposits

Deposits historically have been the Bank's primary source of funds. The Bank offers a wide variety of deposit programs to attract both short-term and long-term deposits from individuals, partnerships and corporations, non-profits and municipalities. Deposit products include regular savings accounts, NOW accounts, money market deposit accounts, individual retirement accounts, term certificates, and retail and commercial demand deposit accounts. The Bank also solicits corporate and municipal jumbo term deposits.

The Bank's Retail Banking Division places emphasis on sales of its products and quality of service to attract and retain customers. Management measures the sales performance of platform personnel in terms of cross-sales of additional products above the primary product which the customer requests. Platform personnel are evaluated in part, based on a cross-sell ratio which is the total number of these additional products sold to a customer divided by the number of customers. For 1997 this cross-sell ratio was 1.96, meaning for each customer "buying" one product, the customer was "sold" a total of 1.96 products, or approximately two products per customer.

The Bank utilizes products and services such as its FREEDOM 55(TM) mature market program targeted to particular market segments to attract depositors interested in long-term savings and to create multiple account relationships with these depositors. Management believes that the customers attracted to these programs have an increased sense of loyalty to the Bank, and accordingly, the funds deposited into these programs are less volatile than other deposits.

While deposit flows are by nature unpredictable, management controls the Bank's deposit growth through selective pricing and sales oriented marketing programs. The low interest rate environment, coupled with continued strength in the stock market and mutual funds continue to present management with the challenge of attracting and retaining deposits. To maintain stable deposit rates and manage interest rate risk, the Bank's strategy has been to grow deposit levels through selective promotions. To increase core deposits, the Bank continues to promote its "ComboPlus" account which combines a statement savings account and checking account into one convenient account offered at a competitive rate which exceeds the regular statement and passbook savings account rates. This account type has contributed to the increase in savings and demand deposits.

Total deposits increased $29.6 million or 3.7% to $821.7 million at December 31, 1997 from $792.1 million at December 31, 1996. When compared to the prior year, demand deposits increased 10.1% while NOW deposits decreased 2.4%. Savings and money market deposits increased 3.0% and term certificates increased 4.6%. In previous years, the Bank experienced disintermediation from regular savings deposits and money market deposits to term certificates. In 1997, the response to a flat yield curve by customers of the Bank has been an increase in more liquid and shorter term deposit products.

The following table indicates the balances in various deposit accounts at the end of each reported period:

                                                       At December 31,
                                            ----------------------------------
                                             1997         1996        1995
                                            ---------    ---------   ---------
                                                       (In thousands)

Demand accounts                             $  44,196    $  40,124   $  36,427
NOW accounts                                   59,368       60,839      63,248
Savings and money market accounts             325,340      315,771     314,813
Term certificates                             392,802      375,407     377,363
                                            ---------    ---------   ---------

                                            $ 821,706    $ 792,141   $ 791,851
                                            =========    =========   =========

The following table sets forth the average deposits of the Bank with related average rates paid during each reported period:

                                                1997                    1996                        1995
                                      ----------------------   -----------------------   -----------------------
                                       Average       Rate       Average       Rate        Average       Rate
                                       Balance       Paid       Balance       Paid        Balance       Paid
                                      ----------  ----------   ----------  -----------   ----------   ----------
                             (Dollars in thousands)

Demand accounts                         $ 35,210         --%     $ 30,935          --%     $ 25,752          --%
NOW accounts                              59,485       1.00        61,317        1.10        62,178       1.47
Savings and money market deposits        322,079       2.96       316,498        2.80       334,739       2.68
Term certificates                        391,204       5.42       378,680        5.52       357,031       5.32

Included in term certificates of deposit are certificates having balances of $100,000 or more. At December 31, 1997, such term certificates had the following maturities:


                              At December 31, 1997
---------------------------------------------------------------------------
  3 Months     Over 3 Months     Over 6 Months        Over
   or Less      to 6 Months       to 12 Months      12 Months      Total
------------  ---------------  -----------------  ------------  -----------
                                (In thousands)

  $ 19,265         $ 6,335          $ 9,158         $ 19,036     $ 53,794

Borrowed Funds

The Bank is a voluntary member of the FHLBB. As such, the Bank may borrow up to its qualified collateral, as defined by the FHLBB.

The Bank has selectively borrowed funds from the FHLBB to fund purchases of loans or large loan originations in addition to purchases of mortgage-backed securities. Short-term borrowings typically fund purchases or originations of one-year adjustable-rate loans, or are used to meet the Bank's daily liquidity needs. Long-term debt typically funds purchases of three-year adjustable-rate residential mortgage loans or the origination of certain commercial real estate loans. The Bank also enters into repurchase or reverse repurchase agreements with a number of authorized brokers as an alternative source of funds. Securities sold under agreements to repurchase are borrowings that mature within one year and are secured by U.S. government obligations. Total borrowed funds increased to $205.8 million at December 31, 1997 from $148.5 million at December 31, 1996, reflecting management's decision to utilize borrowings as a supplement to current deposit activity levels. The Bank took advantage of relatively low interest rates to increase long-term borrowings which were employed to fund the increase in the residential loan portfolio and purchases of mortgage-backed securities.

The following table presents, by category, the borrowings of the Bank for the reported periods:

                                                                 At December 31,
                                                        --------------------------------
                                                          1997        1996        1995
                                                        --------    --------    --------
                                                              (Dollars in thousands)

Short-term borrowings:
    FHLBB advances                                      $     --    $ 30,000    $ 20,000
    Federal Reserve Bank of Boston advances                2,059       1,233          --
    Securities sold under agreements to repurchase        93,611      49,584      20,281
                                                        --------    --------    --------
    Total short-term borrowings                         $ 95,670    $ 80,817    $ 40,281
                                                        ========    ========    ========

    Weighted average rate                                   5.72%       5.82%       5.92%
    Average balance of short-term borrowings during
        the year                                        $ 70,417    $ 49,123    $ 34,594
    Weighted average rate paid on short-term
        borrowings during the year                          5.53%       5.37%       6.17%
    Maximum amount outstanding at any month-end
        during the year                                 $ 99,593    $ 80,817    $ 42,406

Long-term debt:
    FHLBB advances                                      $110,109    $ 67,647    $ 32,147
                                                        ========    ========    ========

    Weighted average rate                                   6.02%       6.10%       6.19%
    Average balance of long-term debt during the year   $ 98,972    $ 55,276    $ 29,307
    Weighed average rate paid on long-term
        debt during the year                                6.19%       6.14%       5.88%
    Maximum amount outstanding at any month-end
        during the year                                 $115,156    $ 68,647    $ 32,147

Stockholders' Equity

The Bank's capital to assets ratio was 8.94% at December 31, 1997, compared to 8.90% at December 31, 1996. The Bank's capital ratios at December 31, 1997 and 1996 exceeded all regulatory requirements. Book value at December 31, 1997 was $22.35 per share, compared with $20.40 per share at December 31, 1996. (See "Liquidity and Capital Resources.")

                              RESULTS OF OPERATIONS
General

In 1997, the Company reported consolidated net income of $11.4 million or $2.51 basic earnings per share, as compared to net income of $10.4 million or $2.31 per share in 1996 and net income of $9.4 million or $2.14 per share in 1995. Diluted earnings per share were $2.39, $2.21 and $2.02 for 1997, 1996 and 1995, respectively. Consolidated net income in 1997 increased 9% over 1996 and consolidated net income in 1996 increased 11% over 1995. Diluted earnings per share in 1997 increased 8% over 1996 and diluted earnings per share in 1996 increased 9% over 1995. The Company's return on assets was 1.05% for 1997 and 1996, as compared to 1.01% in 1995. The return on equity increased to 11.81% in 1997 from 11.72% in 1996 and 11.52% in 1995.

The increased earnings for 1997 when compared to 1996 reflect a $1.7 million increase in net interest income due to higher average earning assets, a reduction in the provision for loan losses of $90,000 due to positive credit quality trends, and an increase in net gains on the sale of securities and loans amounting to $719,000. Service fees from transaction accounts and other income decreased $192,000 from the prior year, as customers shifted to lower cost products. Total operating expenses increased $979,000 from the prior year. Included in the increase were one-time expenses of approximately $200,000 related to the formation of the holding company, and $260,000 applicable to tax filing matters. In 1996, the Company incurred $378,000 of one-time expenses concurrent with the purchase and installation of a new loan and deposit system.

The increase in earnings in 1996 when compared to 1995 reflects an increase in net interest income, a reduction in the provision for loan losses, and an increase in net gains on the sales of investment securities. "Core" operating expenses, which are defined to exclude net gains and losses from foreclosed real estate and one-time expenses decreased $806,000 between 1996 and 1995. The reduction is attributed to the virtual elimination in 1996 of deposit insurance expense and on-going cost control. A total of $1.7 million was invested in 1996 on the installation of a new system that is represented by hardware and software which was capitalized.

Net Interest Income

Net interest income was $34.0 million in 1997; an increase of $1.7 million or 5.4% from $32.2 million in 1996, and an increase of $2.3 million or 7.3% from $31.7 million in 1995. Average earning assets in 1997 increased $91.3 million as compared to $81.3 million of increased interest-bearing liabilities; the difference resulting from higher demand deposits and capital. As a result, the excess of earning assets to interest-bearing liabilities increased 11.2% to $99.9 million from the $89.8 million in 1996. In addition, the Bank improved its average earning assets to average assets ratio to 96.2%, up from 96.0% in the prior year. The earnings on this excess flow directly to interest income.

The flattening of the yield curve in 1997 has compressed the net interest margin and spread. As a result, changes in the mix of earning assets and higher funding costs reduced the net interest margin in 1997 to 3.26% from 3.39% in 1996 and 3.54% in 1995. The Company's most integral challenge is managing net interest income. Management continued to maintain a stable net interest margin by closely monitoring the behavior of the loan portfolio under varying market rate environments in order to maximize the yield on earning assets. During 1997, average loan balances represented 53.2% of average assets. This compares with 54.9% in 1996, and 57.4% in 1995. The average investment securities balance was 43.0% of average assets in 1997 as compared to 41.1% in 1996 and 38.1% in 1995. As the percentage of loans to assets decreases and the percentage of investments to assets increases, the net interest margin declines as loans are typically a higher yielding asset than the types of securities in which the Bank generally invests.

Management closely monitors funding costs, and utilizes borrowings as an alternative to deposits when pricing or availability is more advantageous. The average deposits balance represented 82.0%, and average borrowings represented 18.0%, of total interest bearing liabilities in 1997 as compared to 87.9% and 12.1%, respectively, in 1996, and 92.2% and 7.8%, respectively, in 1995. The increased reliance on borrowings in 1997 resulted in a higher cost of funds, thereby reducing the net interest margin.

Interest and Dividend Income

Interest and dividend income totalled $75.3 million for 1997; an increase of $6.6 million or 9.6% from 1996. Interest and dividend income totalled $68.7 million for 1996; an increase of $4.3 million or 6.7% from 1995. The weighted average yield on earning assets was 7.23% in 1997 and 1996, compared to 7.20% in 1995.

Interest income on loans increased 6.3% or $2.8 million to $46.2 million in 1997 primarily as the result of increases in the average loans outstanding and a modest increase in the average yield on loans to 8.02%. Increased residential 1-4 family loan volume contributed $2.3 million of additional interest income. The average yield on residential 1-4 family loans remained flat at 7.50% when compared with 1996. Interest income on commercial loans increased $417,000 as a result of asset-based loan volume. In addition, the yield on commercial loans improved 9 basis points to 9.62% in 1997 as asset-based loans typically command a higher rate.

Commercial real estate loans contributed $97,000 of additional interest income in 1997. Included in interest income from commercial real estate loans in 1996 was $251,000 which related to recoveries that had been charged-off in a prior period. Interest income on consumer loans increased a modest $16,000 from the prior year primarily due to the sale of $11.1 million in education loans in the second quarter of 1997.

Interest income on investments was $29.1 million in 1997 compared with $25.3 million in 1996. The $58.6 million increase in the average balance of investment securities, principally in higher yielding corporate bonds and mortgage-backed securities, contributed $3.8 million of additional interest income. Investing in higher yielding instruments increased the yield on investments by 5 basis points to 6.25% in 1997.

Interest income on loans was $43.5 million in 1996 compared with $42.7 million in 1995, as modest increases in average loans outstanding and yield combined to generate $774,000 in additional interest income on loans. Interest income on residential 1-4 family loans increased $248,000 in 1996 compared to 1995 levels as loan volume increased. The yield on residential loans remained stable from year to year at approximately 7.50%. Interest income on commercial real estate loans increased $393,000 from 1995 levels; $251,000 of which related to recoveries that had been charged-off in a prior period. The remaining increase is attributable to the upward repricing of adjustable-rate loans. Interest income on consumer loans increased $154,000 in 1996; primarily as a result of growth in student loan volume. The increases were offset by a decrease in interest income on commercial loans of $21,000 as the yield on loans declined. As in 1995, the Bank elected not to price loan products aggressively, thereby generating only a modest increase in volume. The overall yield on loans increased from 7.94% in 1995 to 7.99% in 1996.

Interest income on investments was $25.3 million in 1996 compared with $21.7 million in 1995. The increase of $49.4 million in the average balance of investments in 1996 coupled with an increase in the yield on investments contributed an additional $3.5 million in interest income. During 1996, the Bank increased its investment in U.S. government and agency obligations and corporate bonds with the intent to generate additional interest income. The weighted average yield on investment securities, including short-term investments, increased to 6.20% in 1996 from 6.09% in 1995, reflecting the purchase of additional investment securities and the reinvestment of proceeds from maturities and sales at higher yields.

Interest Expense

Interest expense was $41.3 million in 1997, up $4.9 million or 13.4% from 1996. Interest expense was $36.5 million in 1996, an increase of $3.3 million or 11.4% from 1995. The cost of funds increased to 4.39% in 1997 compared with 4.23% in 1996 and 4.00% in 1995 principally as a result of the increased reliance on borrowed funds.

Interest expense on deposits was $31.3 million in 1997, compared with $30.4 million in 1996. Average interest-bearing deposits increased $16.3 million resulting in an increase in interest expense of $895,000. The Company continues to focus on increasing certain core deposit accounts. As a result, pricing strategies were implemented raising certain core deposit product rates while lowering term certificate rates. The weighted average rate paid on savings and money market deposits increased to 2.96% in 1997 compared with 2.80% in 1996. The increased rate coupled with a $5.6 million increase in the average balance added $688,000 of interest expense in 1997. The weighted average rate paid on term certificates decreased to 5.42% from 5.52%. The lower rate partially offset the increased interest expense on term certificates, resulting from a $12.5 million increase in the average balance which added $288,000 of interest expense. The average balance of NOW deposits decreased a modest $1.8 million. This decrease along with a lowering of the rate paid reduced interest expense by $81,000. The overall weighted average rate paid on deposits increased to 4.06% in 1997 from 4.03% in 1996. The increase is principally due to disinteremediation from the lower rate passbook savings into the higher rate "ComboPlus" statement savings, an increase in money market rates, and the 2 year certificate of deposit promotion offered during the first six months of the year.

Interest expense on borrowed funds was $10.0 million in 1997, compared with $6.0 million in 1996. Management took advantage of declining interest rates to extend and increase borrowings. Longer-term FHLBB borrowings were acquired to fund and manage the interest rate risk resulting from growth in the residential loan portfolio. The increase in interest expense is the result of a $65.0 million increase in the average balance of borrowings coupled with a weighted average rate that was 15 basis points over the prior year's cost of funds. The increase in rate is attributed to the longer term of the borrowings. In addition, a significant portion of overall borrowings continue to include short-term repurchase agreements of U.S. Government securities that contribute to the funding of the Bank's investment portfolio.

Interest expense on deposits was $30.4 million and interest expense on borrowed funds was $6.0 million in 1996, compared with $28.9 million and $3.9 million, respectively, in 1995. While interest-bearing deposit levels remained stable in 1996 as compared with 1995, a certain level of disintermediation from lower rate passbook savings accounts to higher rate core deposits and term certificates increased the average cost of interest-bearing deposits. In addition, the Bank leveraged its strong capital position by increasing average borrowed funds to $104.4 million at an average cost of 5.78% in 1996 from $63.9 million at an average cost of 6.04% in 1995. This cost reduction was achieved by adjusting the borrowed funds mix, in part towards greater short-term, secured borrowings, such as repurchase agreements, at rates averaging 5.07% in 1996 versus 5.93% in 1995. This rate decline more than offset the higher average rates paid for increased average levels of long-term FHLBB advances, at 6.14% in 1996 versus 5.88% in 1995.

Rate/Volume Analysis

The following table presents, for the periods indicated, changes in interest and dividend income and changes in interest expense attributable to changes in interest rates and volumes of interest-bearing assets and liabilities. Changes attributable to both rate and volume have been allocated proportionally to the two categories.

                                             1997 Compared to 1996            1996 Compared to 1995
                                              Increase (Decrease)              Increase (Decrease)
                                         -----------------------------    -----------------------------
                                          Volume      Rate      Total      Volume      Rate      Total
                                         -------    -------    -------    -------    -------    -------
                                                                 (In thousands)

INTEREST AND DIVIDEND INCOME
    Short-term investments               $  (234)   $     1    $  (233)   $    54    $   (50)   $     4
    Mortgage-backed investments            2,668         87      2,755        333        106        439
    Other investment securities            1,362        (22)     1,340      2,727        362      3,089
    Loans                                  2,623        136      2,759        505        269        774
                                         -------    -------    -------    -------    -------    -------

    Total interest and dividend income     6,419        202      6,621      3,619        687      4,306
                                         -------    -------    -------    -------    -------    -------

INTEREST EXPENSE
    NOW deposits                             (20)       (61)       (81)       (12)      (226)      (238)
    Savings deposits and MMDA                158        530        688       (500)       392       (108)
    Term certificates                        683       (395)       288      1,179        736      1,915
    Short-term borrowings                  1,176         83      1,259        808       (307)       501
    Long-term debt                         2,704         29      2,733      1,590         78      1,668
                                         -------    -------    -------    -------    -------    -------

    Total interest expense                 4,701        186      4,887      3,065        673      3,738
                                         -------    -------    -------    -------    -------    -------

        Net interest income              $ 1,718    $    16    $ 1,734    $   554    $    14    $   568
                                         =======    =======    =======    =======    =======    =======

Distribution of Assets and Liabilities; Interest Rates and Interest Differential

The following presents an analysis of average yields earned and rates paid for the years indicated. Average balances are computed using daily averages except for average stockholders' equity for which month-end balances are used.

Years Ended                                     December 31, 1997            December 31, 1996             December 31, 1995
---------------------------------------------------------------------   ---------------------------   ---------------------------
                                                    Interest  Average             Interest  Average             Interest  Average
                                          Average   Earned/    Yield/    Average  Earned/   Yield/     Average  Earned/   Yield/
                                          Balance     Paid      Rate     Balance    Paid     Rate      Balance    Paid     Rate
                                        ----------  -------   -------   --------  -------   -------   --------  -------   -------
                                                                          (Dollars in thousands)
ASSETS
  Earnings assets:
    Short-term investments              $    3,852  $   205     5.32%   $  8,257  $   438     5.30%   $  7,289  $   434     5.95%
    Mortgage-backed
        investments                         70,635    4,588     6.50      29,506    1,833     6.21      24,059    1,394     5.79
    Other investment securities            391,312   24,326     6.22     369,421   22,986     6.22     325,504   19,897     6.11
    Loans (a)                              576,258   46,213     8.02     543,547   43,454     7.99     537,226   42,680     7.94
--------------------------------------------------------------------------------------------------------------------------------

  Total earning assets                   1,042,057   75,332     7.23     950,731   68,711     7.23     894,078   64,405     7.20

  Other assets                              41,288       --       --      40,101       --       --      41,457       --       --
--------------------------------------------------------------------------------------------------------------------------------

  Total assets                          $1,083,345       --       --    $990,832       --       --    $935,535       --       --
================================================================================================================================

LIABILITIES AND
  STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
    NOW deposits                        $   59,485  $   595     1.00%   $ 61,317  $   676     1.10%   $ 62,178  $   914     1.47%
    Savings deposits and MMDA              322,079    9,540     2.96     316,498    8,851     2.80     334,739    8,959     2.68
    Term certificates                      391,204   21,193     5.42     378,680   20,906     5.52     357,031   18,991     5.32
    Short-term borrowings                   70,417    3,896     5.53      49,123    2,637     5.37      34,594    2,136     6.17
    Long-term debt                          98,972    6,125     6.19      55,276    3,392     6.14      29,307    1,724     5.88
--------------------------------------------------------------------------------------------------------------------------------

  Total interest-bearing liabilities       942,157   41,349     4.39     860,894   36,462     4.23     817,849   32,724     4.00

  Other liabilities                         44,704       --       --      40,982       --       --      35,868       --       --

  Stockholders' equity                      96,484       --       --      88,956       --       --      81,818       --       --
--------------------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders'
    equity                              $1,083,345       --       --    $990,832       --       --    $935,535       --       --
================================================================================================================================

Net interest income                                 $33,983                       $32,249                       $31,681

Weighted average rate spread (b)                                2.84%                         3.00%                         3.20%
Net yield on average earning assets (c)                         3.26%                         3.39%                         3.54%
================================================================================================================================

(a)   Includes non-accrual loans.
(b) Weighted average yield on earning assets less weighted average rate paid on interest-bearing liabilities.
(c)   Net interest income divided by average earning assets.

Provision for loan losses

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors including the quality of specific loans, risk characteristics of the loan portfolio, the level of non-performing loans, current economic conditions, trends in delinquency and charge-offs, and collateral values of the underlying security. Ultimate losses may vary from current estimates.

The Bank recorded a provision of $125,000 for loan losses in 1997. This compares with a provision of $215,000 for the year ended December 31, 1996 and $772,000 for the year ended December 31, 1995. In 1997, the Bank continued to experience positive trends in credit quality as indicated by the decline in non-performing loans from $4.3 million in 1995 to $3.4 million in 1996 and to $1.7 million in 1997. Net loans charged-off totaled $623,000, $450,000 and $845,000, respectively, for the years ended December 31, 1997, 1996 and 1995. The increase in net loans charged-off in 1997 is principally the result of charging off one large commercial real estate borrower. A reserve for loan losses had been provided for this loan in a prior year.

While management considers the allowance for loan losses to be adequate at December 31, 1997, there is no assurance that additional charge-offs and provisions will not be necessary in 1998. The provision for loan losses during 1998 will depend primarily on market conditions and the Bank's actual experience.

Other income

Total other income amounted to $3.8 million for the year ended December 31, 1997, as compared to $3.3 million for year ended December 31, 1996, and $3.1 million for the year ended December 31, 1995. In 1997, customer service fees declined $185,000 from 1996 and $374,000 from 1995, in part reflecting lower revenues on deposit accounts as customers migrate to deposit products with lower or no service fees. The Company's experience in recent years has been customer willingness to forego earning interest on a deposit account in exchange for reduced service charges. Net gains on the sale of securities were $835,000 in 1997, compared with net gains of $413,000 and $96,000 in 1996 and 1995, respectively. Management elects to sell securities when tactical opportunities arise to do so and recognize a gain without impairing the yield or liquidity of the investment portfolio. The net gain on the sale of loans of $306,000 in 1997 was related to the sale of education loans.

Operating expenses

Operating expenses were $19.1 million for 1997, up $979,000 or 5.4% over 1996 operating expenses of $18.1 million. Included in professional fees and other general and administrative operating expenses were $200,000 of one-time expenses incurred in the formation of a holding company structure, which the Company elected not to capitalize. Also included in other general and administrative operating expenses was $260,000 of one-time expenses applicable to tax filing matters. 1996 operating expenses reflect $378,000 of one-time expenses associated with the conversion to new operating systems. The most significant increase in 1997 operating expenses was in salary and benefit costs, which increased 5.5% as a result of regular annual merit increases. Other increases include occupancy and equipment depreciation resulting from the Bank's investment of approximately $1.7 million in new technology. Upgrading to new technology has enabled the Bank to realize savings in data processing operating expenses. In 1997, the Bank experienced a $99,000 increase in FDIC deposit insurance expense after a significant reduction from 1995 to 1996. The Bank's expense ratio, which is the ratio of operating expenses to average assets was 1.76% in 1997 compared with 1.82% in 1996 and 1.94% in 1995. Management continues to focus on cost containment with the intent to be a low cost provider of high quality banking products and services.

Operating expenses were $18.1 million for 1996, down $94,000 or 0.5% from $18.2 million in 1995. As shown in the table below, "core" operating expenses, excluding gains and losses on the sale of foreclosed real estate and $378,000 of one-time expenses associated with the conversion to new operating systems, were comparable to 1995 except for the virtual elimination of FDIC deposit insurance assessments in 1996. The $378,000 of one-time expenses are shown by category in the table below:

                                                   "Core"                                          Comparable
                                                    1996         Conversion-                          1995
                                                  Operating        Related                          Operating
                                                  Expenses,        One-time                         Expenses,
                                                as Reported       Expenses           Net          as Reported         Change
                                                -------------   --------------   -------------    -------------    -------------
                                                                   (Dollars in thousands)

Salaries and employee benefits                       $ 9,778             $ 12         $ 9,766          $ 9,551            $ 215
Occupancy and equipment                                1,998               10           1,988            1,910               78
Deposit insurance                                         13                -              13              927             (914)
Data processing                                        1,606              179           1,427            1,452              (25)
Professional fees                                        517               19             498              577              (79)
Amortization of intangibles                            1,248                -           1,248            1,293              (45)
Advertising and marketing                                722               28             694              692                2
Other general and administrative                       2,128              130           1,998            2,036              (38)
                                                ------------    -------------    ------------     ------------     ------------

               Totals                                $18,010             $378         $17,632          $18,438            $(806)
                                                ============    =============    ============     ============     ============

Salaries and employee benefits increased 2.4% as a result of regular annual merit increases. Occupancy and equipment expenses increased in 1996 over 1995 as the Bank incurred a full year of operating expenses associated with the Waltham branch which was opened in April 1995.

Provision for income taxes

The Bank's effective tax rate for the year ended December 31, 1997 was 38.9% as compared with 39.6% and 40.7% for the years ended December 31, 1996 and 1995. The effective tax rates exceeded the statutory federal tax rates of 34.0% for taxable income up to $10.0 million and 35.0% for taxable income exceeding $10.0 million principally due to state taxes. The passage of tax legislation in 1995 reduced the Bank's state tax rate.

                               IMPACT OF INFLATION

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all assets of a financial institution are monetary in nature. As a result, interest rates have a more significant effect on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

                         LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of funds are customer deposits, amortization and payoff of existing loan principal, and sales or maturities of various investment securities. The Bank is a voluntary member of the FHLBB and as such, may take advantage of the FHLBB's borrowing programs to enhance liquidity and leverage its favorable capital position. The Bank also may draw on lines of credit at the FHLBB and a large commercial bank or enter into repurchase or reverse repurchase agreements with authorized brokers. These various sources of liquidity are used to fund withdrawals, new loans, and investments.

Management seeks to promote deposit growth while controlling the Bank's cost of funds. Sales-oriented programs to attract new depositors and the cross-selling of various products to its existing customer base are currently in place. Management reviews, on an ongoing basis, possible new products, with particular attention to products and services which will aid in retaining the Bank's base of lower-costing deposits.

Maturities and sales of investment securities provide significant liquidity to the Bank. The Bank's policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the year ended December 31, 1997, cash flow from maturities of securities was $99.2 million and proceeds from sales of securities totaled $19.6 million, compared to maturities of securities of $87.9 million and proceeds from sales of securities of $32.6 million for the year ended December 31, 1996. Principal payments on mortgage-backed investments during the years ended December 31, 1997 and 1996 totaled $8.7 million and $4.7 million, respectively. Purchases of securities during 1997 and 1996 totaled $212.5 million and $188.7 million, respectively. These purchases consisted primarily of short-term debt instruments. During periods of high interest rates or active mortgage origination, maturities in the bond portfolio have provided significant liquidity to the Bank, generally at a lower cost than borrowings.

Amortization and pay-offs of the loan portfolio contribute significant liquidity to the Bank. Traditionally, amortization and pay-offs are reinvested into loans. Excess liquidity is invested in short-term debt instruments.

The Bank has also used borrowed funds as a source of liquidity. At December 31, 1997, the Bank's outstanding borrowings from the FHLBB were $110.1 million. The Bank also utilizes repurchase agreements to fund loan purchases or to leverage the balance sheet. At December 31, 1997, securities sold under agreements to repurchase totaled $93.6 million.

Residential and commercial mortgage loan originations for the years ended December 31, 1997, 1996 and 1995 totaled $124.2 million, $96.4 million and $65.4 million, respectively. Commitments to originate commercial and residential real estate mortgages at December 31, 1997 were $14.9 million, excluding unadvanced construction funds totaling $10.7 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

The Bank's capital position (total stockholders' equity) was $101.5 million, or 8.94% of total assets at December 31, 1997, compared with $92.5 million, or 8.90% of total assets at December 31, 1996.

The FDIC imposes capital guidelines on the Bank. The guidelines define core or "tier 1" capital and supplementary or "tier 2" capital and assign weights to broad categories of assets and certain off-balance sheet items. Ratios of tier 1 and tier 1 plus tier 2 capital to assets are then calculated. Banks must maintain a tier 1 capital to risk-weighted assets ratio of 4.00% and a total capital to risk-weighted assets ratio of 8.00%. The consolidated Company and the Bank's tier 1 risk-based capital ratio, as defined by the FDIC, at December 31, 1997 was 14.7% and 13.6%, respectively, which exceeds both risk-based capital requirements.

Massachusetts-chartered savings banks insured by the FDIC are required to maintain minimum leverage capital (tier 1 capital) of 3.0% to 5.0% of total assets, as adjusted, depending on an individual bank's rating. The Bank's leverage capital ratio at December 31, 1997, as defined by the FDIC, was 7.8%, which exceeds the FDIC's requirements.

                              YEAR 2000 DISCLOSURE

The year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems recognize the year 2000 as 1900, or, not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly.

A Year 2000 Task Force Committee represented by members of senior management was formed in 1997 and is responsible for year 2000 compliance. The Committee has developed an action plan with goals, objectives and target dates. In 1997, the Company assessed and continues to assess the impact of the year 2000 issue on its operations. Anticipated spending for the year 2000 computer system programming modifications will be expensed as incurred and, based upon currently available information, is not expected to have a material impact on the Company's on-going results of operations. However, if the efforts initiated by the Committee are not completed on time, or if the cost of updating or replacing the Company's information systems exceeds the Company's current estimates, the Year 2000 issue could have a material adverse impact on the Company's business, financial condition or results of operations.

The Company also intends to determine the extent to which the Company may be vulnerable to any failures by its service providers, other third party vendors, and customers to remedy their own Year 2000 issues, and is in the process of initiating formal communications with these parties. At this time, the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of these third parties to achieve Year 2000 compliance, although the Company does not currently anticipate any material adverse impact. However, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material effect on the Company's operations. Because the cost and timing of Year 2000 compliance by third parties such as service providers and customers is not within the Company's control, no assurance can be given with respect to the cost or timing of such efforts or any potential adverse effects on the Company of any failure by these third parties to achieve Year 2000 compliance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Through the Bank's Asset-Liability Management Committee ("ALCO"), which is comprised of certain senior and middle management personnel, the Bank closely monitors the level and general mix of interest rate-sensitive assets and liabilities. The primary objective of the Bank's ALCO program is to manage the assets and liabilities of the Bank to enhance profitability and capital at prudent levels of liquidity, interest rate, credit and market risk.

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Bank's market risk arises primarily from interest rate risk inherent in lending, investing in marketable securities, deposit taking, and borrowing activities. To that end, management actively monitors and manages its interest rate risk exposure. In addition, the Bank is exposed to equity price risk associated with investing in marketable equity securities, which is not material.

The Bank's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital, while adjusting the Bank's asset-liability mix to achieve the maximum yield to cost spread from the mix. However, a sudden and substantial increase or decrease in interest rates may adversely impact the Bank's earnings to the extent that interest sensitive assets and liabilities do not change at the same speed, to the same extent, or on the same basis. It is ALCO's general policy to closely match the maturity or rate sensitivity of its assets and liabilities. Strategies implemented to improve the match between interest-rate sensitive assets and liabilities include, but are not limited to: daily monitoring of the Bank's changing cash requirements, with particular concentration on investment in shorter-term securities; a general policy of originating adjustable-rate and fifteen-year, fixed-rate mortgage loans for the Bank's own portfolio, monitoring the cost and composition of deposits; and generally using matched borrowings to fund specified purchases of loan packages and large loan originations. Occasionally, management may choose to deviate somewhat from specific matching of maturities of assets and liabilities to take advantage of an opportunity to enhance yields; for example holding fixed-rate mortgage loans in portfolio in the last quarter of 1997.

The Bank seeks to manage its liability portfolio in order to effectively plan and manage growth and maturities of deposits. Plans designed to achieve growth of different deposit types are reviewed regularly. Programs which are designed to build multiple relationships with customers and to enhance the Bank's ability to retain deposits at controlled rates of interest have been implemented. Management has also adopted a policy of reviewing interest rates on an ongoing basis on all deposit accounts in order to monitor deposit growth and interest costs.

In addition to attracting deposits, the Bank has selectively borrowed funds using advances from the FHLBB and reverse repurchase agreements.

The following table presents, as of December 31, 1997, interest-rate sensitive assets and liabilities categorized by expected maturity and weighted average rate. Expected maturities are contractual maturities adjusted for amortization and prepayments of principal. For adjustable-rate instruments, contractual maturity is deemed to be the earliest possible interest rate adjustment date.

(Dollars in thousands)            Overnight     0-1 yr.    1-2 yrs.    2-3 yrs.    3-4 yrs.    4-5 yrs.    5+ yrs.     Total
                                  ---------    --------    --------    --------    --------    -------    --------   ----------

Rate-sensitive assets:
  Short-term investments           $  2,804    $     --    $     --    $     --    $     --    $    --    $     --   $    2,804
                                       5.35%
  Mortgage-backed investments            --      25,754      20,360      17,001      13,763     10,383      34,703      121,964
                                                   6.61%       6.61%       6.61%       6.61%      6.61%       6.61%
  Other investment securities            --     125,764     116,873      83,467      44,014         --       5,075      375,193
                                                   6.09%       6.13%       6.42%       6.09%                  5.63%
  Adjustable-rate mortgages          22,146     157,976      85,966      45,060      36,243     33,456      23,193      404,040
                                       8.95%       8.41%       8.27%       8.06%       7.76%      7.76%       7.31%
  Fixed-rate mortgages                   --      18,886      17,204      16,584      15,425     16,055      59,825      143,979
                                                   7.76%       7.61%       7.60%       7.59%      7.59%       7.40%
  All other loans                    22,916       2,913       1,180         575         165         39          44       27,832
                                       8.80%      10.88%      10.26%      10.39%      10.00%     10.00%       8.19%
-------------------------------------------------------------------------------------------------------------------------------

Total rate-sensitive assets          47,866     331,293     241,583     162,687     109,610     59,933     122,840    1,075,812
-------------------------------------------------------------------------------------------------------------------------------

Rate-sensitive liabilities:
  NOW accounts                       59,368          --          --          --          --         --          --       59,368
                                       1.00%
  Regular savings                   254,741          --          --          --          --         --          --      254,741
                                       2.76%
  Money market accounts              70,599          --          --          --          --         --          --       70,599
                                       3.69%
  Term certificates                      --     265,321      98,153      15,918       5,709      7,567         134      392,802
                                                   5.28%       5.90%       6.11%       5.94%      5.94%       5.59%
  Borrowings                             --     142,662      50,000      12,717          --         --         400      205,779
                                                   5.66%       6.02%       6.41%                              5.61%
-------------------------------------------------------------------------------------------------------------------------------

Total rate-sensitive liabilities    384,708     407,983     148,153      28,635       5,709      7,567         534      983,289
-------------------------------------------------------------------------------------------------------------------------------

The prepayment experience reflected is based on the Bank's historical experience. Based on the Bank's experience, partial or full payment prior to contractual maturity can be expected and is reflected. Given the interest rate environment at December 31, 1997, management applies the assumption that on average, 7% of the outstanding loan and mortgage-backed securities balances will prepay annually. When adjustable-rate loans reprice at the rate adjustment date, they are generally indexed to the one-, three-, or five-year Treasury rate with an average spread of 275 basis points, with average period caps of 2.0% and life-time caps of 6.0%. The table does not include loans which have been placed on non-accrual status.

Assets and liabilities that are immediately replicable are placed in the overnight column. These financial instruments do not have a contractual maturity date. Although NOW, savings and money market deposit accounts are subject to immediate repricing or withdrawal, based on the Bank's history, management considers these liabilities to have longer lives and less interest rate sensitivity than term certificates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page


Independent Auditors' Report..................................................28

Consolidated Balance Sheets at December 31, 1997 and 1996.....................29

Consolidated Statements of Income for the years ended December 31, 1997,
  1996 and 1995...............................................................30

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995......................................31

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995.........................................32-33

Notes to Consolidated Financial Statements.................................34-60

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Medford Bancorp, Inc.:

We have audited the consolidated balance sheets of Medford Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medford Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Wolf & Company, P.C.

Boston, Massachusetts
January 21, 1998

                              MEDFORD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                    --------------------------------
                                                                                        1997              1996
                                                                                    --------------    --------------
                                                                                             (In thousands)
ASSETS
Cash and due from banks                                                             $    13,376          $    11,900
Short-term investments (Note 2)                                                           2,804                4,529
                                                                                    -----------          -----------
               Cash and cash equivalents                                                 16,180               16,429

Investment securities available for sale (Note 3)                                       402,723              268,379
Investment securities held to maturity (Note 3)                                         103,823              150,591
Restricted equity securities                                                              6,872                5,996
Loans (Notes 4 and 7)                                                                   577,577              568,086
    Less allowance for loan losses                                                       (6,733)              (7,231)
                                                                                    -----------          -----------
              Loans, net                                                                570,844              560,855
                                                                                    -----------          -----------

Banking premises and equipment, net (Note 5)                                             10,738               10,896
Accrued interest receivable                                                               9,472                9,291
Goodwill and deposit-based intangibles                                                    5,748                6,896
Other assets (Note 9)                                                                     9,172                9,765
                                                                                    -----------          -----------

              Total assets                                                          $ 1,135,572          $ 1,039,098
                                                                                    ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (Note 6)                                                                   $   821,706          $   792,141
Short-term borrowings (Note 7)                                                           95,670               80,817
Long-term debt (Note 8)                                                                 110,109               67,647
Accrued taxes and expenses (Note 12)                                                      3,988                3,701
Other liabilities                                                                         2,589                2,271
                                                                                    -----------          -----------
               Total liabilities                                                      1,034,062              946,577
                                                                                    -----------          -----------

Commitments and contingencies (Note 10)

Stockholders' equity (Notes 11 and 13):
    Serial preferred stock, $.50 par value, 5,000,000 shares authorized;
        none issued                                                                          --                   --
    Common stock, 15,000,000 shares authorized; $.50 par value,
        4,541,148 and 4,534,648 shares issued, respectively                               2,271                2,267
    Additional paid-in capital                                                           28,977               28,848
    Retained earnings                                                                    68,938               61,634
                                                                                    -----------          -----------
                                                                                        100,186               92,749
    Net unrealized gain (loss) on securities available for sale,
        after tax effects (Notes 3 and 9)                                                 1,324                 (228)
                                                                                    -----------          -----------
              Total stockholders' equity                                                101,510               92,521
                                                                                    -----------          -----------

              Total liabilities and stockholders' equity                            $ 1,135,572          $ 1,039,098
                                                                                    ===========          ===========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                   Years Ended December 31,
                                                                        ----------------------------------------------
                                                                            1997            1996             1995
                                                                        -------------    ------------    -------------
                                                                         (Dollars in thousands, except per share data)
Interest and dividend income:
    Interest and fees on loans                                           $   46,213       $   43,454       $   42,680
    Interest on debt securities                                              28,210           24,167           20,864
    Dividends on equity securities                                              704              652              427
    Interest on short-term  investments                                         205              438              434
                                                                         ----------       ----------       ----------
               Total interest and dividend income                            75,332           68,711           64,405
                                                                         ----------       ----------       ----------

Interest expense:
    Interest on deposits                                                     31,328           30,433           28,864
    Interest on short-term borrowings                                         3,896            2,637            2,136
    Interest on long-term debt                                                6,125            3,392            1,724
                                                                         ----------       ----------       ----------
               Total interest expense                                        41,349           36,462           32,724
                                                                         ----------       ----------       ----------

Net interest income                                                          33,983           32,249           31,681
Provision for loan losses (Note 4)                                              125              215              772
                                                                         ----------       ----------       ----------
Net interest income, after provision for loan losses                         33,858           32,034           30,909
                                                                         ----------       ----------       ----------

Other income:
    Customer service fees                                                     1,973            2,158            2,347
    Gain on sales of investment securities, net (Note 3)                        835              413               96
    Gain on sale of loans                                                       306               --               --
    Miscellaneous                                                               728              744              703
                                                                         ----------       ----------       ----------
               Total other income                                             3,842            3,315            3,146
                                                                         ----------       ----------       ----------

Operating expenses:
    Salaries and employee benefits (Note 12)                                 10,320            9,778            9,551
    Occupancy and equipment (Notes 5 and 10)                                  2,289            1,998            1,910
    Deposit insurance                                                           112               13              927
    Data processing                                                           1,416            1,606            1,452
    Professional fees                                                           672              517              577
    Amortization of intangibles                                               1,206            1,248            1,293
    Advertising and marketing                                                   614              722              692
    Other general and administrative                                          2,425            2,193            1,767
                                                                         ----------       ----------       ----------
               Total operating expenses                                      19,054           18,075           18,169
                                                                         ----------       ----------       ----------

Income before income taxes                                                   18,646           17,274           15,886

Provision for income taxes (Note 9)                                           7,256            6,845            6,463
                                                                         ----------       ----------       ----------

Net income                                                               $   11,390       $   10,429       $    9,423
                                                                         ==========       ==========       ==========

Weighted averages shares outstanding:
    Basic                                                                 4,540,256        4,522,839        4,409,906
                                                                         ==========       ==========       ==========
    Diluted                                                               4,770,442        4,723,649        4,659,059
                                                                         ==========       ==========       ==========

Earnings per share:
    Basic                                                                $     2.51       $     2.31       $     2.14
                                                                         ==========       ==========       ==========
    Diluted                                                              $     2.39       $     2.21       $     2.02
                                                                         ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1997, 1996 and 1995


                                                                                                              Net
                                                                                                           Unrealized
                                                                                                         Gain (Loss) on
                                                                  Common Stock      Additional             Securities
                                                            ---------------------    Paid-In    Retained    Available
                                                              Shares      Dollars    Capital    Earnings     for Sale       Total
                                                            ---------   ---------   ---------   ---------    ---------    ---------
                                                                         (In thousands, except number of shares)

Balance at December 31, 1994                                4,395,790   $   2,198   $  27,390   $  48,677    $  (1,902)   $  76,363

Net income                                                         --          --          --       9,423           --        9,423
Cash dividends declared ($.71 per share)                           --          --          --      (3,134)          --       (3,134)
Issuance of common stock under stock
    option plan and related income tax benefits                27,400          14         252          --           --          266
Change in net unrealized gain (loss) on securities
    available for sale, after tax effects                          --          --          --          --        3,158        3,158
                                                            ---------   ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1995                                4,423,190       2,212      27,642      54,966        1,256       86,076

Net income                                                         --          --          --      10,429           --       10,429
Cash dividends declared ($.83 per share)                           --          --          --      (3,761)          --       (3,761)
Issuance of common stock under stock
    option plan and related income tax benefits               111,458          55       1,206          --           --        1,261
Change in net unrealized gain (loss) on securities
    available for sale, after tax effects                          --          --          --          --       (1,484)      (1,484)
                                                            ---------   ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1996                                4,534,648       2,267      28,848      61,634         (228)      92,521

Net income                                                         --          --          --      11,390           --       11,390
Cash dividends declared ($.90 per share)                           --          --          --      (4,086)          --       (4,086)
Issuance of common stock under stock
    option plan and related income tax benefits                 6,500           4         129          --           --          133
Change in net unrealized gain (loss) on securities
    available for sale, after tax effects                          --          --          --          --        1,552        1,552
                                                            ---------   ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1997                                4,541,148   $   2,271   $  28,977   $  68,938    $   1,324    $ 101,510
                                                            =========   =========   =========   =========    =========    =========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended December 31,
                                                                            ----------------------------------------------
                                                                                1997            1996             1995
                                                                            -------------    ------------    -------------
                                                                                            (In thousands)

Cash flows from operating activities:
    Net income                                                                 $  11,390       $  10,429       $   9,423
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Provisions for loan and foreclosed real estate losses                      125             265             611
          Depreciation and amortization, net                                       2,163           2,205           1,640
          Net gain on sales of foreclosed real estate                                (44)            (15)           (299)
          Gains on sales of investment securities,  net                             (835)           (413)            (96)
          Gain on sale of loans                                                     (306)             --              --
          Increase in accrued interest receivable and other assets                  (291)         (2,294)         (1,341)
          Deferred tax benefit                                                      (610)           (295)           (402)
          Increase in accrued taxes and expenses
              and other liabilities                                                  521           1,576             727
                                                                               ---------       ---------       ---------

                          Net cash provided by operating activities               12,113          11,458          10,263
                                                                               ---------       ---------       ---------

Cash flows from investing activities:
    Maturities of investment securities available for sale                        52,185          38,168          26,210
    Proceeds from sales of investment securities available for sale               19,572          32,602          25,363
    Purchases of investment securities available for sale                       (211,653)       (153,844)       (103,142)
    Maturities of investment securities held to maturity                          47,034          49,780          97,782
    Purchases of investment securities held to maturity and FHLBB stock             (876)        (34,886)        (76,519)
    Principal amortization of mortgage-backed investments
        available for sale                                                         8,701           4,746           4,796
    Loans originated and purchased, net of amortization and payoffs              (42,032)        (32,163)         (8,492)
    Proceeds from sale of loans                                                   31,900              --              --
    Proceeds from sales of foreclosed real estate                                    662             384           2,920
    Purchases of banking premises and equipment, net                                (866)         (2,018)           (755)
                                                                               ---------       ---------       ---------

                             Net cash used in investing activities               (95,373)        (97,231)        (31,837)
                                                                               ---------       ---------       ---------

                                   (continued)

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

                                                                                  Years Ended December 31,
                                                                       ----------------------------------------------
                                                                           1997            1996             1995
                                                                       -------------   -------------    -------------
                                                                                       (In thousands)
Cash flows from financing activities:
    Net increase in deposits                                              29,565              290               71
    Net increase in borrowings with maturities of three months
        or less                                                           44,853           35,536           23,356
    Proceeds of short-term borrowings with maturities in
        excess of three months                                                --           25,000           25,000
    Repayment of short-term borrowings with maturities in
        excess of three months                                           (30,000)         (20,000)         (25,000)
    Proceeds from long-term debt                                          67,509           39,000           16,400
    Repayment of long-term debt                                          (25,047)          (3,500)          (9,500)
    Issuance of common stock                                                  34              610              150
    Cash dividends paid                                                   (3,903)          (3,504)          (2,907)
                                                                        --------         --------         --------

            Net cash provided by financing activities                     83,011           73,432           27,570
                                                                        --------         --------         --------

Net change in cash and cash equivalents                                     (249)         (12,341)           5,996

Cash and cash equivalents at beginning of year                            16,429           28,770           22,774
                                                                        --------         --------         --------

Cash and cash equivalents at end of year                                $ 16,180         $ 16,429         $ 28,770
                                                                        ========         ========         ========


Supplementary information:
    Interest paid on deposit accounts                                   $ 31,263         $ 30,474         $ 28,773
    Interest paid on borrowed funds                                        9,942            5,640            3,662
    Income taxes paid, net of refunds                                      7,455            6,671            6,234

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1997, 1996 and 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Medford Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Medford Savings Bank (the "Bank"). Pursuant to a Plan of Reorganization and Acquisition (the "Plan") dated July 29, 1997, the Bank formed the Company as a subsidiary of the Bank and completed a reorganization on November 26, 1997 whereby the Company became the Bank's parent company. Each issued and outstanding share of common stock of the Bank, par value $.50 per share (together with associated preferred stock purchase rights) was converted into and exchanged for one share of common stock of the Company, par value $.50 per share (together with associated preferred stock purchase rights). The Bank's wholly-owned subsidiary, Medford Securities Corporation engages in the buying, selling, dealing in, or holding of securities. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for losses on loans.

Business

The Company is principally engaged in the business of attracting deposits from the general public, originating residential and commercial real estate mortgages and consumer and commercial loans, and investing in securities. The Company is headquartered in Medford, Massachusetts, which is located approximately seven miles north of downtown Boston. It has a network of sixteen banking offices located in Medford, Malden, Arlington, Belmont, Burlington, North Reading, Waltham, and Wilmington. The Company's primary market area includes these communities as well as other cities and towns in Middlesex County and the surrounding area north of Boston.

Reclassification

Certain amounts have been reclassified in the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash, amounts due from banks and short-term investments.

Short-term Investments

Short-term investments mature within one year and are carried at cost.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment Securities

Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reflected at amortized cost. All other marketable investment securities are classified as "available for sale" and reflected on the balance sheet at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Purchase premiums and discounts on debt securities are amortized to earnings by a method which approximates the interest method over the terms of the investments. Declines in the value of investments that are deemed to be other than temporary are reflected in earnings when identified. Gains and losses on disposition of investments are recorded on the trade date and computed by the specific identification method.

Restricted equity securities include stock of the Federal Home Loan Bank of Boston and The Savings Bank Life Insurance Company of Massachusetts, both of which are carried at cost.

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in the eastern New England area. The ability of the Company's debtors to honor their obligations is dependent upon the real estate, construction, and general economic sectors of that region.

Loans, as reported, have been increased by the net premium on loans acquired and net deferred loan origination costs, and reduced by unadvanced loan funds and the allowance for loan losses.

Interest on loans is recognized on a simple interest basis and is not accrued on loans which are ninety days or more past due. Loans may be placed on non-accrual status prior to becoming ninety days past due if the collection of principal and interest is, in the opinion of management, doubtful. Loans which are identified as impaired are generally placed on non-accrual status. Interest income previously accrued on such loans is reversed against current period earnings. Interest income on all non-accrual loans is recognized only to the extent of interest payments received.

Premiums and discounts on loans acquired and net deferred loan origination costs are amortized as an adjustment of the related loan yields by the interest method over the contractual lives of the loans.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to operations and is maintained at a level considered adequate to provide for reasonably foreseeable loan losses.

The provision and the level of the allowance are evaluated on a regular basis by management and are based upon management's periodic review of the collectibility of the loans in light of historical experience, known inherent risks in the nature and volume of the loan portfolio, levels of non-performing loans, adverse situations that may affect the borrower's ability to repay, trends in delinquencies and charge-offs, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimate losses may vary from current estimates and future additions to the allowance may be necessary.

Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Loan Losses (concluded)

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. An impaired loan is required to be measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. All of the Company's loans which have been identified as impaired have been measured by the fair value of existing collateral.

Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures.

Foreclosed Real Estate

Real estate properties acquired through foreclosure, included in other assets, are initially recorded at the lower of cost or fair value at the date of foreclosure. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and an allowance for losses is established through a charge to operations if the carrying value of a property exceeds its fair value less estimated costs to sell.

Banking Premises and Equipment

Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets. It is the Bank's general practice to charge the cost of maintenance and repairs to earnings when incurred; major expenditures for betterments are capitalized and depreciated.

Intangible Assets

Intangible assets pertaining to core deposits acquired are amortized over 15 years on an accelerated basis, based on the expected run-off of the related deposits. Goodwill is amortized by the straight-line method over periods ranging from 10 to 15 years.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Company's base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if deemed realizable.

Pension Plan

The compensation cost of an employee's pension benefit is recognized on the net periodic pension cost method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes.

Stock Compensation Plans

In accordance with provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to measure compensation cost for its stock compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date, and under Option No. 25 no compensation cost is recognized for them. The Company is required to make pro forma disclosures of net income and earnings per share and other disclosures, as if compensation cost had been measured at the grant date based on the fair value of the award and recognized over the service period, which is usually the vesting period. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995.

Earnings Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share", which requires that earnings per share be calculated on a basic and a dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. The Statement is effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all prior-period earnings per share data presented. Accordingly, the Company has restated all earnings per share data presented herein.

For the years ended December 31, 1997, 1996 and 1995, options applicable to 27,000 shares, 3,000 shares and 970 shares, respectively, were anti-dilutive and excluded from the diluted earnings per share computations.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Recent Accounting Pronouncements

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company will adopt these disclosure requirements beginning in the first quarter of 1998.

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Statement also requires descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by the enterprise in its general-purpose financial statements, and changes in the measurement of segment amounts from period to period. Management has not yet determined how the adoption of SFAS No. 131 will impact the Company's financial reporting.

2.  SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

                                                           December 31,
                                                    ---------------------------
                                                       1997            1996
                                                    -----------     -----------
                                                          (In thousands)

Federal funds sold                                     $2,802         $4,500
Other interest-bearing deposits                             2             29
                                                       ------         ------

               Total short-term investments            $2,804         $4,529
                                                       ======         ======

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENT SECURITIES

The amortized cost and fair value of investment securities, with gross unrealized gains and losses at December 31, 1997 and 1996, follows:

                                                                        Gross         Gross
                                                       Amortized     Unrealized    Unrealized        Fair
              December 31, 1997                           Cost          Gains        Losses         Value
----------------------------------------------        -------------  ------------  ------------  -------------
                                                                          (In thousands)
Securities Available for Sale
Debt securities:
    Corporate bonds                                       $176,093      $  1,102     $   (107)      $177,088
    Mortgage-backed                                        121,964           641         (158)       122,447
    U.S. Government and federal agency                      95,277           482         (232)        95,527
                                                          --------      --------     --------       --------
         Total debt securities                             393,334         2,225         (497)       395,062
Marketable equity securities                                 7,233           482          (54)         7,661
                                                          --------      --------     --------       --------
         Total securities available
             for sale                                     $400,567      $  2,707     $   (551)      $402,723
                                                          ========      ========     ========       ========

Securities Held to Maturity
    U.S. Government and federal agency                    $ 95,052      $    326     $    (59)      $ 95,319
    Corporate bonds                                          8,771            12           --          8,783
                                                          --------      --------     --------       --------

          Total securities held  to maturity              $103,823      $    338     $    (59)      $104,102
                                                          ========      ========     ========       ========

                                                                        Gross         Gross
                                                       Amortized     Unrealized    Unrealized        Fair
              December 31, 1996                           Cost          Gains        Losses         Value
----------------------------------------------        -------------  ------------  ------------  -------------
                                                                          (In thousands)
Securities Available for Sale
Debt securities:
    State and municipal                                  $     88      $      1      $     --       $     89
    Corporate bonds                                       150,774           745          (350)       151,169
    Mortgage-backed                                        28,101            82          (369)        27,814
    U.S. Government and federal agency                     83,301           280          (930)        82,651
                                                         --------      --------      --------       --------
         Total debt securities                            262,264         1,108        (1,649)       261,723
Marketable equity securities                                6,538           236          (118)         6,656
                                                         --------      --------      --------       --------
         Total securities available
             for sale                                    $268,802      $  1,344      $ (1,767)      $268,379
                                                         ========      ========      ========       ========

Securities Held to Maturity
    U.S. Government and federal agency                   $141,868      $    522      $   (299)      $142,091
    Corporate bonds                                         8,723            32            --          8,755
                                                         --------      --------      --------       --------

          Total securities held  to maturity             $150,591      $    554      $   (299)      $150,846
                                                         ========      ========      ========       ========

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENT SECURITIES (concluded)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 1997 is as follows:

                                                        Available for Sale              Held to Maturity
                                                    ---------------------------    ----------------------------
                                                     Amortized        Fair          Amortized         Fair
                                                       Cost           Value            Cost          Value
                                                    ------------   ------------    -------------  -------------
                                                                          (In thousands)

Within 1 year                                         $ 46,073      $ 46,107        $ 69,689        $ 69,730
After 1 year through 5 years                           217,230       218,451          34,134          34,372
After 5 years through 10 years                           8,067         8,057              --              --
                                                      --------      --------        --------        --------
                                                       271,370       272,615         103,823         104,102
Mortgage-backed                                        121,964       122,447              --              --
                                                      --------      --------        --------        --------

                                                      $393,334      $395,062        $103,823        $104,102
                                                      ========      ========        ========        ========

At December 31, 1997, U.S. Government obligations with an amortized cost of $92,352,000, a fair value of $92,612,000 and accrued interest receivable of $1,296,000 have been pledged as collateral for securities sold under agreements to repurchase. In addition, U.S. Government obligations with an amortized cost of $7,997,000 and a fair value of $8,057,000 have been pledged as collateral for a line of credit and to secure public funds. (See Note 7.)

For the years ended December 31, 1997, 1996 and 1995, proceeds from the sales of securities available for sale amounted to $19,572,000, $32,602,000 and $25,363,000, respectively. Gross realized gains amounted to $800,000, $412,000 and $211,000, respectively. There were no gross realized losses in 1997, $56,000 in 1996 and $26,000 in 1995. For the years ended December 31, 1997, 1996 and 1995, proceeds from the sales of securities held to maturity that were sold within three months of maturity amounted to $12,034,000, $29,973,000 and $59,782,000, respectively. These sales have been included in the Statement of Cash Flows as maturities. Gross realized gains on these sales amounted to $35,000, $61,000 and $4,000, respectively, and gross realized losses amounted to $4,000 and $93,000 in 1996 and 1995, respectively.

Mortgage-backed investments consist of adjustable-rate collateralized mortgage obligations and fixed-rate participation certificates guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association.

In November 1995, the FASB issued guidance allowing a one-time reassessment of an entity's investment classifications during the period November 15, 1995 to December 31, 1995. As a result, the amortized cost of securities held to maturity that were transferred to available for sale amounted to $26,987,000 and the related unrealized loss amounted to $206,000.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  LOANS

A summary of the balances of loans follows:

                                                                             December 31,
                                                                    --------------------------------
                                                                        1997              1996
                                                                    --------------   ---------------
                                                                            (In thousands)
Mortgage loans on real estate:
    Residential 1 - 4 family                                           $ 389,593           $ 380,627
    Commercial                                                           124,094             123,158
    Construction                                                          21,989              18,155
    Second mortgages                                                       1,539               1,928
    Equity lines of credit                                                22,146              21,169
                                                                       ---------           ---------
                                                                         559,361             545,037
    Less:  Unadvanced loan funds                                         (10,711)             (9,436)
                                                                       ---------           ---------
                                                                         548,650             535,601
                                                                       ---------           ---------

Other loans:
    Commercial                                                            14,941              11,014
    Personal                                                               2,432               2,219
    Education and other                                                   10,499              18,329
                                                                       ---------           ---------
                                                                          27,872              31,562
                                                                       ---------           ---------

Add:   Net premium on loans acquired                                         270                 354
       Net deferred loan origination costs                                   785                 569
                                                                       ---------           ---------
              Total loans                                                577,577             568,086
Less allowance for loan losses                                            (6,733)             (7,231)
                                                                       ---------           ---------

              Loans, net                                               $ 570,844           $ 560,855
                                                                       =========           =========

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  LOANS (concluded)

An analysis of the allowance for loan losses follows:

                                                                              Years Ended December 31,
                                                                      -----------------------------------------
                                                                         1997           1996           1995
                                                                      -----------    -----------    -----------
                                                                                   (In thousands)

Balance at beginning of year                                           $ 7,231          $ 7,466       $ 7,539
Provision for loan losses                                                  125              215           772
                                                                       -------          -------       -------
                                                                         7,356            7,681         8,311
Recoveries                                                                 208              380           233
Loans charged-off                                                         (831)            (830)       (1,078)
                                                                       -------          -------       -------

Balance at end of year                                                 $ 6,733          $ 7,231       $ 7,466
                                                                       =======          =======       =======

The following is a summary of the recorded investment in impaired and non-accrual loans:

                                                                                   December 31,
                                                                          --------------------------------
                                                                              1997               1996
                                                                          -------------      -------------
                                                                                  (In thousands)

Impaired loans with no valuation allowance                                  $  302               $  870
Impaired loans with a corresponding valuation allowance                      1,424                3,154
                                                                            ------               ------

Total impaired loans                                                        $1,726               $4,024
                                                                            ======               ======

Corresponding valuation allowance                                           $   85               $  968
                                                                            ======               ======

Non-accrual loans                                                           $1,726               $3,439
                                                                            ======               ======

No additional funds are committed to be advanced in connection with impaired loans.

For the years ended December 31, 1997, 1996 and 1995, the average recorded investment in impaired loans amounted to $3,806,000, $4,751,000 and $3,827,000, respectively. The Bank recognized interest income on impaired loans, on a cash basis, of $74,000 in 1997, $153,000 in 1996 and $167,000 in 1995 during the periods that they were impaired.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives follows:

                                                         December 31,
                                                   --------------------------        Estimated
                                                      1997           1996           Useful Lives
                                                   -----------    -----------    -------------------
                                                        (In thousands)

Banking Premises:
    Land                                           $  1,249        $    782            --
    Buildings                                         9,355           9,634        5 - 50 years
    Equipment                                         5,652           6,780        3 - 25 years
                                                   --------        --------
                                                     16,256          17,196
Less accumulated depreciation                        (5,518)         (6,300)
                                                   --------        --------

                                                   $ 10,738        $ 10,896
                                                   ========        ========

Depreciation expense for the years ended December 31, 1997, 1996 and 1995 amounted to $1,024,000, $772,000 and $713,000, respectively.


6.  DEPOSITS

A summary of deposit balances, by type, is as follows:

                                                                              December 31,
                                                                     -------------------------------
                                                                         1997              1996
                                                                     -------------     -------------
                                                                             (In thousands)

Demand                                                                $ 44,196            $ 40,124
NOW                                                                     59,368              60,839
Regular savings                                                        254,741             245,891
Money market deposits                                                   70,599              69,880
                                                                      --------            --------
          Total non-certificate accounts                               428,904             416,734
                                                                      --------            --------

Term certificates ($100,000 or more)                                    53,794              46,564
Other term certificates                                                339,008             328,843
                                                                      --------            --------
          Total term certificates                                      392,802             375,407
                                                                      --------            --------

          Total deposits                                              $821,706            $792,141
                                                                      ========            ========

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  DEPOSITS (concluded)

A summary of term certificate accounts, by maturity, is as follows:

                                                           December 31, 1997                  December 31, 1996
                                                     ------------------------------     ------------------------------
                                                                        Weighted                           Weighted
                                                                        Average                            Average
                                                        Amount            Rate             Amount            Rate
                                                     -------------    -------------     -------------    -------------
                                                                          (Dollars in thousands)

Within 1 year                                         $265,321            5.28%          $247,599            5.17%
Over 1 year to 3 years                                 114,071            5.93            113,220            5.64
Over 3 years to 5 years                                 13,276            5.94             14,579            6.18
Over 5 years                                               134            5.59                  9            6.08
                                                      --------                           --------

                                                      $392,802            5.48%          $375,407            5.35%
                                                      ========                           ========

7.  SHORT-TERM BORROWINGS

Short-term borrowings consist of the following:

                                                                  December 31, 1997                December 31, 1996
                                                             ----------------------------     ----------------------------
                                                                              Weighted                         Weighted
                                                                              Average                          Average
                                                               Amount           Rate            Amount           Rate
                                                             -----------    -------------     -----------    -------------
                                                                                (Dollars in thousands)

Securities sold under agreements to repurchase                $93,611          5.73%           $49,584            5.99%
Federal Reserve Bank of Boston advances                         2,059          5.29              1,233            5.00
Federal Home Loan Bank of Boston ("FHLBB") advances                --            --             30,000            5.56
                                                              -------                          -------

                                                              $95,670          5.72%           $80,817            5.82%
                                                              =======                          =======

Securities sold under agreements to repurchase are borrowings that mature within one year and are secured by U.S. Government obligations. (See Note 3.) The amount of securities collateralizing the agreements to repurchase remains in investment securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.

The Company has a $2,000,000 line of credit (treasury, tax and loan) with the Federal Reserve Bank of Boston, all of which was advanced at December 31, 1997. The interest rate adjusts weekly and certain U.S. Government obligations have been pledged as collateral for the line of credit. (See Note 3.)

The Company also has an available line of credit with the FHLBB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. All borrowings from the FHLBB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the market value of U.S. Government and federal agency securities.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  LONG-TERM DEBT

Long-term debt consists of FHLBB advances secured by a blanket lien on qualified collateral (see Note 7), as follows:

                                          December 31, 1997               December 31, 1996
                                     ----------------------------     ---------------------------
                                                       Weighted                        Weighted
                                                       Average                         Average
      Maturity                         Amount            Rate           Amount           Rate
---------------------                -----------      -----------     -----------     -----------
                                                        (Dollars in thousands)

        1997                         $      --             --%         $ 25,047          6.23%
        1998                            46,992           5.91            32,200          5.86
        1999                            50,000           6.02             5,000          5.87
        2000                            12,717           6.41             5,000          7.22
        2005                               400           5.61               400          5.61
                                     ---------                         --------

                                     $ 110,109           6.02%         $ 67,647          6.10%
                                     =========                         ========

9.  INCOME TAXES

Allocation of the provision for federal and state income taxes between current and deferred portions is as follows:

                                          Years Ended December 31,
                                     ------------------------------------
                                       1997         1996          1995
                                     ---------    ----------    ---------
                                               (In thousands)

Current tax provision:
    Federal                          $ 6,672       $ 5,774       $ 5,206
    State                              1,194         1,366         1,659
                                     -------       -------       -------
                                       7,866         7,140         6,865
                                     -------       -------       -------
Deferred tax benefit:
    Federal                             (525)         (240)         (306)
    State                                (85)          (55)          (96)
                                     -------       -------       -------
                                        (610)         (295)         (402)
                                     -------       -------       -------

                                     $ 7,256       $ 6,845       $ 6,463
                                     =======       =======       =======

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  INCOME TAXES (continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                              Years Ended December 31,
                                                          ---------------------------------
                                                            1997        1996        1995
                                                          ---------   ---------   ---------

Statutory rates                                              35.0%       34.0%       34.0%
Increase resulting from:
    State taxes, net of federal tax benefit                   3.9         5.0         6.6
    Other, net                                                 --          .6          .1
                                                             ----        ----        ----

Effective tax rates                                          38.9%       39.6%       40.7%
                                                             ====        ====        ====

The components of the net deferred tax asset, included in other assets, are as follows:

                                                          December 31,
                                                    -------------------------
                                                      1997           1996
                                                    ----------    -----------
                                                         (In thousands)

Deferred tax assets:
    Federal                                          $ 4,215        $ 4,175
    State                                              1,537          1,629
                                                     -------        -------
                                                       5,752          5,804
                                                     -------        -------

Deferred tax liabilities:
    Federal                                           (2,098)        (1,774)
    State                                               (642)          (601)
                                                     -------        -------
                                                      (2,740)        (2,375)
                                                     -------        -------

Net deferred tax asset                               $ 3,012        $ 3,429
                                                     =======        =======

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  INCOME TAXES (concluded)

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

                                                                                      December 31,
                                                                                 -----------------------
                                                                                   1997          1996
                                                                                 ----------    ---------
                                                                                     (In thousands)

Cash basis of accounting                                                          $   124       $    55
Investments:
    Net unrealized (gain) loss on securities available for sale                      (832)          195
    Other                                                                            (284)         (193)
Depreciation                                                                         (980)         (901)
Deferred loan origination fees                                                        100          (231)
Allowance for loan losses                                                           2,482         2,465
Employee benefit plans                                                              1,614         1,128
Other                                                                                 788           911
                                                                                  -------       -------

Net deferred tax asset                                                            $ 3,012       $ 3,429
                                                                                  =======       =======

A summary of the change in the net deferred tax asset is as follows:

                                                                                  Years Ended December 31,
                                                                            -------------------------------------
                                                                              1997         1996          1995
                                                                            ----------   ----------    ----------
                                                                                       (In thousands)

Balance at beginning of year                                                 $ 3,429      $ 2,151        $ 3,915
Deferred tax effect of the change in net unrealized
    gains and losses on securities available for sale                         (1,027)         983         (2,166)
Deferred tax benefit for the year                                                610          295            402
                                                                             -------      -------        -------

Balance at end of year                                                       $ 3,012      $ 3,429        $ 2,151
                                                                             =======      =======        =======

The federal income tax reserve for loan losses at the Company's base year is $8,265,000. If any portion of the reserve is used for purposes other than to absorb the losses for which established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the fiscal year in which used. As the Company intends to use the reserve only to absorb loan losses, a deferred income tax liability of $3,389,000 has not been provided.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the consolidated financial statements.

Employment and Special Termination Agreements

The Company has entered into an employment agreement with the President and Chief Executive Officer that provides for a specified minimum annual compensation and the continuation of benefits currently received. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations. The Company and/or the Bank has also entered into special termination agreements with the President and Chief Executive Officer and certain senior executives. The agreements generally provide for certain lump-sum severance payments within a three-year period following a "change in control," as defined in the agreements.

Loan Commitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheet. The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

The following financial instruments were outstanding whose contract amounts represent credit risk:

                                                             Contract Amount
                                                             at December 31,
                                                      ------------------------------
                                                         1997               1996
                                                      -----------        -----------
                                                             (In thousands)

Commitments to grant loans                              $ 14,918           $ 13,607
Unadvanced funds on equity lines of credit                24,848             20,479
Unadvanced funds on commercial lines of credit             8,407              6,884

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Funds disbursed under these financial instruments are generally collateralized by real estate, except for the commercial lines of credit which are generally secured by the business assets of the borrower.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMITMENTS AND CONTINGENCIES (concluded)

Operating Lease Commitments

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 1997, pertaining to banking premises and equipment, future minimum rent commitments aggregate $540,000 through the year 2002. In addition, the leases contain options to extend for periods up to fifteen years. Total rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to $290,000, $282,000 and $270,000, respectively.

Other Commitments and Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company's consolidated financial statements.

11.  STOCKHOLDERS' EQUITY

Minimum regulatory capital requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997 and 1996, that the Company and the Bank met all capital adequacy requirements to which they are subject.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCKHOLDERS' EQUITY (continued)

Minimum regulatory capital requirements (continued)

As of December 31, 1997, the Company and the Bank were well capitalized under the applicable regulatory framework. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based and Tier 1 risk-based ratios as set forth in the following tables. In addition, the Bank must maintain a minimum Tier 1 capital to average assets to be categorized as well capitalized. As well capitalized entities, the Company and the Bank are entitled to engage in specified activities on a more expedited basis than entities that are not well capitalized. There are no conditions or events that management believes have changed the Company's or Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 1997, and the Bank's actual capital amounts and ratios as of December 31, 1996, are also presented in the tables.

                                                                               December 31, 1997
                                                -----------------------------------------------------------------------------------
                                                                                                                  Minimum
                                                                                     Minimum                 To Be Categorized
                                                                                     Capital                      as Well
                                                           Actual                  Requirement                  Capitalized
                                                -------------------------    -------------------------    -------------------------
                                                   Amount         Ratio         Amount         Ratio         Amount         Ratio
                                                -------------    --------    -------------    --------    -------------    --------
                                                                              (Dollars in thousands)
Total Capital to Risk-Weighted Assets:

    Consolidated                                   $100,938        15.8%      $ 51,267         8.0%        $ 64,080          10.0%
    Bank                                             93,910        14.7         51,267         8.0           64,080          10.0

Tier 1 Capital to Risk-Weighted Assets:

    Consolidated                                     94,205        14.7         25,633         4.0           38,450           6.0
    Bank                                             87,177        13.6         25,633         4.0           38,450           6.0

Tier 1 Capital to Average Assets:

    Consolidated                                     94,205         8.5         43,334         4.0              N/A           N/A
                                                                                54,167         5.0
    Bank                                             87,177         7.8         43,334         4.0           54,167           5.0
                                                                                54,167         5.0

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCKHOLDERS' EQUITY (concluded)

Minimum regulatory requirements (concluded)

                                                                    December 31, 1996
                                    ------------------------------------------------------------------------------------
                                                                                                       Minimum
                                                                                                     To Be Well
                                                                          Minimum                 Capitalized Under
                                                                          Capital                 Prompt Corrective
                                               Actual                   Requirement               Action Provisions
                                    -------------------------    --------------------------   --------------------------
                                       Amount         Ratio         Amount         Ratio         Amount         Ratio
                                    -------------    --------    -------------    ---------   -------------    ---------
                                                                  (Dollars in thousands)

Total Capital  to risk                  $ 92,796     16.0%           $ 46,409      8.0%           $ 58,012      10.0%
    weighted assets - Bank

Tier 1 Capital to risk                    85,565     14.8              23,205      4.0              34,807       6.0
     weighted assets - Bank

Tier 1 Capital to average                 85,565      8.4              40,752      4.0              50,940       5.0
    assets - Bank                                                      50,940      5.0

Restrictions on dividends, loans and advances

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date under Massachusetts law is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank's capital stock and surplus, as defined, (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) on a secured basis.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

At December 31, 1997, $51,267,000 of the Company's equity in the Bank was restricted and funds available for loans or advances amounted to $8,717,000.

Shareholder Rights Plan

The Company has a Shareholder Rights Plan which distributed one preferred stock purchase right for each outstanding share of common stock. Such rights only become exercisable, or transferable apart from the common stock, ten business days after a person or group acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company's common stock, or the declaration by the Board of Directors that any person is an Adverse Person. Each right may then be exercised to acquire one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock at an exercise price of $90, subject to adjustment. If the Company is acquired in a merger or other business combination transaction, or 50% of the Company's assets or earning power is sold, the rights entitle holders to acquire common stock of the Acquiring Person having a value twice the exercise price of the rights. The rights may be redeemed in whole by the Company at $.01 per right at any time until the earliest of (i) the declaration of a person as an Adverse Person, (ii) the tenth day following public announcement that a 15% position has been acquired, or
(iii) the expiration date of the Company's Amended and Restated Shareholder Rights Agreement. The rights will expire on September 22, 2003.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  EMPLOYEE BENEFIT PLANS

Pension Plan

The Bank provides basic and supplemental pension benefits for eligible employees through the Savings Banks Employees Retirement Association Pension Plan. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve-month period beginning with such employee's date of employment, or any anniversary thereof, automatically becomes a participant in the pension plan. Participants are fully vested after three years of such service.

Net periodic pension expense for the plan years ended October 31, 1997, 1996 and 1995 consisted of the following:

                                                                             1997         1996          1995
                                                                           ---------    ----------    ---------
                                                                                     (In thousands)

Service cost - benefits earned during the year                                $ 511       $ 514         $ 395
Interest cost on projected benefits                                             313         305           283
Actual return on plan assets                                                   (603)       (503)         (544)
Net amortization and deferral                                                   (19)        (19)          (19)
Net loss                                                                        224         218           292
                                                                              -----       -----         -----

Net periodic pension expense                                                  $ 426       $ 515         $ 407
                                                                              =====       =====         =====

Total pension expense for the years ended December 31, 1997, 1996 and 1995 amounted to $426,000, $540,000 and $402,000, respectively.

According to the Association's actuary, a reconciliation of the funded status of the plan is as follows:

                                                                                    October 31,
                                                                             --------------------------
                                                                                1997           1996
                                                                             -----------    -----------
                                                                                  (In thousands)

Plan assets at fair value                                                     $ 4,830          $ 3,994
Projected benefit obligation                                                    4,965            4,180
                                                                              -------          -------
Excess of projected benefit obligation over plan assets                          (135)            (186)
Unamortized net surplus since adoption of SFAS No. 87                            (265)            (284)
Unrecognized net gain                                                          (1,577)          (1,431)
                                                                              -------          -------

Accrued pension liability                                                     $(1,977)         $(1,901)
                                                                              =======          =======

The accumulated benefit obligation (substantially all vested) at October 31, 1997 amounted to $2,924,000, which was less than the fair value of plan assets at that date.

For the plan years ended October 31, 1997, 1996 and 1995, actuarial assumptions include an assumed discount rate on benefit obligations of 7.25%, 7.50% and 7.00%, respectively, and an expected long-term rate of return on plan assets of 8.00% for all years. An annual salary increase of 5% was utilized for all years.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  EMPLOYEE BENEFIT PLANS (concluded)

401(k) Plan

The Bank maintains a 401(k) plan that provides for voluntary contributions by participating employees ranging from 1 percent to 15 percent of their compensation, subject to certain limits based on federal tax laws. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve-month period beginning with such employee's date of employment, or any anniversary thereof, becomes eligible to participate in the plan. The Bank may choose to match a portion of the employees' contributions. During the years ended December 31, 1997, 1996 and 1995, the Bank made matching contributions equal to twenty-five percent (25%) of the first six percent (6%) of annual compensation contributed to the plan. For the years ended December 31, 1997, 1996 and 1995, expense attributable to the Plan amounted to $77,000, $69,000 and $75,000, respectively.

Incentive Plan

The Bank has an executive incentive plan whereby all management executives are eligible to receive a bonus, proportionate to their respective salary, if the Bank meets or exceeds certain base standards. The structure of the plan is reviewed on an annual basis by a designated committee, and performance goals are then established. Incentive compensation expense amounted to $166,000, $101,000 and $181,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Executive Supplemental Benefit Agreement

The Company has entered into supplemental executive retirement agreements with its President that are designed to provide benefits lost under defined benefit plans and to increase overall retirement benefits. The present value of future benefits is being accrued over the term of employment. Supplemental compensation expense for the years ended December 31, 1997, 1996 and 1995 amounted to $99,000, $36,000 and $42,000, respectively.

13.  STOCK OPTION PLANS

The Company has stock option plans, for the benefit of directors, officers and full-time employees, covering 736,000 shares of common stock under the Medford Savings Bank 1986 Stock Option Plan (the options under which have all been granted) and 200,000 shares of common stock under the Medford Bancorp, Inc. Stock Option Plan. Both "Incentive Stock Options" and "Non-qualified Stock Options" may be granted under the plans, with a maximum option term of ten years. Under the terms of the plans, stock options may be granted as determined appropriate by the Compensation and Options Committee of the Board of Directors, and will have an exercise price equal to, or in excess of, the fair market value of a share of common stock of the Company on the date the option is granted. The Company applies APB Opinion 25 and related interpretations in accounting for the plans. (See Note 1.) The plans also permit the inclusion of stock appreciation rights ("SARs") in any option granted which would permit the optionee to surrender an option (or portion thereof) for cancellation and to receive cash or common stock equal to the excess, if any, of the then fair market value of the common stock subject to such option or portion thereof over the option exercise price. No SARs have been granted to date.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  STOCK OPTION PLANS (continued)

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                Years Ended December 31,
                                                    ----------------------------------------------
                                                        1997            1996             1995
                                                    -------------    ------------    -------------
                                                        (In thousands, except per share data)

Net income:
    As reported                                        $  11,390        $ 10,429        $ 9,423
    Pro forma                                             11,044          10,351          9,391
Basic earnings per share:
    As reported                                        $    2.51        $   2.31        $  2.14
    Pro forma                                               2.43            2.29           2.13
Diluted earnings per share:
    As reported                                        $    2.39        $   2.21        $  2.02
    Pro forma                                               2.32            2.19           2.02

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              Years Ended December 31,
                                      -----------------------------------------
                                         1997           1996           1995
                                      -----------    -----------    -----------

Dividend yield                           3.7%           3.7%           3.7%
Expected life                          10 years       10 years       10 years
Expected volatility                       59%            66%            66%
Risk-free interest rate                  5.7%           6.6%           6.9%

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  STOCK OPTION PLANS (concluded)

Stock option activity under the plans is as follows:

                                                                       Years Ended December 31,
                                        ------------------------------------------------------------------------------------------
                                                   1997                         1996                             1995
                                        --------------------------   ---------------------------    ------------------------------
                                                        Weighted                      Weighted                         Weighted
                                                        Average                       Average                           Average
                                                       Exercise                      Exercise                          Exercise
                                          Amount         Price          Amount         Price           Amount           Price
                                        -----------   ------------   ------------   ------------    -------------    -------------
Shares under option:
  Outstanding at beginning of year      $ 354,176      $ 10.42        $ 453,634       $ 8.90          $ 482,034         $ 8.71
  Granted                                  33,000        36.76           12,000        22.13              6,000          18.09
  Cancelled                                    --           --               --           --             (7,000)         17.38
  Exercised                                (6,500)        5.19         (111,458)        5.48            (27,400)          5.47
                                        ---------                     ---------                       ---------
  Outstanding at end of year              380,676        12.81          354,176        10.42            453,634           8.90
                                        =========                     =========                       =========
  Exercisable at end of year              344,076         9.78          315,299         9.33            377,980           7.35
                                        =========                     =========                       =========
  Weighted average fair value of
    options granted during the year     $   17.48                     $   10.72                       $    8.79
                                        =========                     =========                       =========

Information pertaining to options outstanding at December 31, 1997 is as follows:

                                                        Options Outstanding                      Options Exercisable
                                           ----------------------------------------------    -----------------------------
                                                                Weighted
                                                                Average        Weighted                         Weighted
                                                              Remaining        Average                          Average
                 Range of                      Number         Contractual      Exercise          Number         Exercise
              Exercise Prices                Outstanding          Life          Price         Exercisable        Price
              ---------------              ---------------    -------------   -----------    --------------    -----------

          $5.19 - $6.13                       148,200           3.1 years       $ 5.26          148,200          $ 5.26
          $7.63 - $10.88                       90,886           4.7               9.50           90,886            9.50
         $12.25 - $14.44                       16,000           6.1              13.99           15,100           13.96
         $17.25 - $19.44                       77,590           6.6              18.83           77,590           18.83
         $20.75 - $24.88                       18,000           8.6              22.38           12,300           21.98
         $25.75 - $39.50                       30,000           9.9              38.13               --              --
                                              -------                                           -------

Outstanding at end of year                    380,676           5.1 years       $12.81          344,076          $ 9.78
                                              =======                                           =======

14.  EMPLOYEES' STOCK OWNERSHIP PLAN

The Company has an Employees' Stock Ownership Plan ("ESOP") for the benefit of each employee that has reached the age of 21 and has completed at least 500 hours of service with the Company in the previous twelve-month period. The Company may contribute to the ESOP cash or shares of common stock as voted by the Board of Directors, not to exceed the maximum amount deductible for federal income tax purposes. At December 31, 1997, the ESOP held 250,245 shares, all of which have been allocated to participants. Dividends on all shares held by the ESOP are allocated to participants on a pro rata basis. There were no contributions to the ESOP for the years ended December 31, 1997, 1996 or 1995.

                                  MEDFORD BANCORP, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values.

Investment securities: Fair values for investment securities, excluding Federal Home Loan Bank of Boston stock, are based on quoted market prices. The carrying values of restricted equity securities approximate fair value based on the redemption provisions of the Federal Home Loan Bank of Boston.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans (e.g., commercial real estate and investment property, mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits: The fair values disclosed for non-certificate accounts are, by definition, equal to the amount payable on demand at the reporting date which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings: The carrying amounts of short-term borrowings maturing within 90 days approximate their fair values. Fair values of other borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing, and are not material.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

                                                                                 December 31,
                                                             -----------------------------------------------------
                                                                       1997                        1996
                                                             ------------------------    -------------------------
                                                              Carrying       Fair         Carrying        Fair
                                                               Amount       Value          Amount        Value
                                                             -----------  -----------    -----------   -----------
                                                                                (In thousands)
Financial assets:
   Cash and cash equivalents                                  $ 16,180     $ 16,180        $ 16,429      $ 16,429
   Investment securities available for sale                    402,723      402,723         268,379       268,379
   Investment securities held to maturity                      103,823      104,102         150,591       150,846
   Restricted equity securities                                  6,782        6,782           5,996         5,996
   Loans, net                                                  570,844      575,045         560,855       558,971
   Accrued interest receivable                                   9,472        9,472           9,291         9,291

Financial liabilities:
   Deposits                                                    821,706      822,449         792,141       791,875
   Short-term borrowings                                        95,670       95,670          80,817        80,817
   Long-term debt                                              110,109      110,293          67,647        67,997
   Accrued interest payable                                        995          995             851           851

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Medford Bancorp, Inc. is as follows:

                                  BALANCE SHEET

                                                              December 31,
                                                                 1997
                                                           ------------------
                                                             (In thousands)
Assets

Short-term investments with Medford Savings Bank                  $  7,028
Investment in common stock of Medford Savings Bank                  94,481
Due from Medford Savings Bank                                        1,650
                                                                  --------

           Total assets                                           $103,159
                                                                  ========

Liabilities and Stockholders' Equity

Accrued expenses                                                  $     14
Other liabilities                                                    1,635
                                                                  --------
          Total liabilities                                          1,649
                                                                  --------

Stockholders' equity:
  Serial preferred stock                                                --
  Common stock                                                       2,271
  Additional paid-in capital                                        28,977
  Retained earnings                                                 70,262
                                                                  --------
          Total stockholders' equity                               101,510
                                                                  --------

          Total liabilities and stockholders' equity              $103,159
                                                                  ========

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (continued)

                              STATEMENT OF INCOME

                                                                Year Ended
                                                              December 31, 1997
                                                             -------------------
                                                               (In thousands)

Interest on short-term investments with Medford Savings Bank      $    30
Operating expenses                                                      6
                                                                  -------
Income before income taxes and equity in
  undistributed net income of Medford Savings Bank                     24
Applicable income tax provision                                        10
                                                                  -------
                                                                       14
Equity in undistributed net income of Medford Savings Bank         11,376
                                                                  -------

    Net income                                                    $11,390
                                                                  =======

                          STATEMENT OF CASH FLOWS

                                                               Year Ended
                                                             December 31, 1997
                                                            -------------------
                                                              (In thousands)

Cash flows from operating activities:
  Net income                                                       $ 11,390
  Adjustments to reconcile net income to net
    cash provided by operating activities:
        Equity in undistributed net income of
            Medford Savings Bank                                    (11,376)
        Increase in accrued expenses                                     14
                                                                   --------
          Net cash provided by operating activities                      28
                                                                   --------

Cash flows from financing activities:
  Dividend from Medford Savings Bank at date of reorganization        7,000
                                                                   --------
        Net cash provided by financing activities                     7,000
                                                                   --------

Net increase in cash and cash equivalents                             7,028

Cash and cash equivalents, beginning of period                           --
                                                                   --------

Cash and cash equivalents, end of period                           $  7,028
                                                                   ========

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  QUARTERLY DATA (UNAUDITED)

A summary of consolidated operating results on a quarterly basis is as follows:

                                                                     Year Ended December 31, 1997
                                                        --------------------------------------------------------
                                                          Fourth          Third         Second          First
                                                          Quarter        Quarter        Quarter        Quarter
                                                        -----------    -----------    -----------    -----------
                                                                 (In thousands, except per share data)

Interest and dividend income                              $ 19,464       $ 19,114       $ 18,586      $ 18,168
Interest expense                                           (10,883)       (10,585)       (10,133)       (9,748)
                                                          --------       --------       --------      --------

Net interest income                                          8,581          8,529          8,453         8,420
Provision for loan losses                                       --             --            (50)          (75)
                                                          --------       --------       --------      --------

Net interest income, after provision for  loan losses        8,581          8,529          8,403         8,345
Other income                                                   789            764          1,288         1,001
Operating expenses                                          (5,068)        (4,797)        (4,567)       (4,622)
                                                          --------       --------       --------      --------

Income before income taxes                                   4,302          4,496          5,124         4,724

Provision for income taxes                                  (1,545)        (1,786)        (2,032)       (1,893)
                                                          --------       --------       --------      --------

Net income                                                $  2,757       $  2,710       $  3,092      $  2,831
                                                          ========       ========       ========      ========

Earnings per share:
  Basic                                                   $   0.61       $   0.60       $   0.68      $   0.62
                                                          ========       ========       ========      ========
  Diluted                                                 $   0.58       $   0.57       $   0.65      $   0.60
                                                          ========       ========       ========      ========

                                                                     Year Ended December 31, 1996
                                                        --------------------------------------------------------
                                                          Fourth          Third         Second          First
                                                          Quarter        Quarter        Quarter        Quarter
                                                        -----------    -----------    -----------    -----------
                                                                 (In thousands, except per share data)

Interest and dividend income                             $ 17,764        $ 17,139        $ 16,992      $ 16,816
Interest expense                                           (9,598)         (9,091)         (8,979)       (8,794)
                                                         --------        --------        --------      --------

Net interest income                                         8,166           8,048           8,013         8,022
Provision for loan losses                                     (20)            (45)            (90)          (60)
                                                         --------        --------        --------      --------

Net interest income, after provision for  loan losses       8,146           8,003           7,923         7,962
Other income                                                  920             742             759           894
Operating expenses                                         (4,549)         (4,595)         (4,514)       (4,417)
                                                         --------        --------        --------      --------

Income before income taxes                                  4,517           4,150           4,168         4,439

Provision for income taxes                                 (1,825)         (1,646)         (1,632)       (1,742)
                                                         --------        --------        --------      --------

Net income                                               $  2,692        $  2,504        $  2,536      $  2,697
                                                         ========        ========        ========      ========

Earnings per share:
  Basic                                                  $   0.59        $   0.55        $   0.56      $   0.60
                                                         ========        ========        ========      ========
  Diluted                                                $   0.57        $   0.53        $   0.54      $   0.57
                                                         ========        ========        ========      ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

With the exception of certain information regarding the executive officers of the Company and the Bank, the response to this item is incorporated by reference from the discussion under the captions "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1998 (the "Proxy Statement"), to be filed with the SEC pursuant to Regulation 14A of the Exchange Act Rules.

Information regarding the executive officers of the Company and the Bank is contained in Item I of Part I to this Report under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion under the captions "Executive Compensation" and "The Board of Directors, its Committees and Compensation" in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated by reference from the discussion under the caption "Ownership by Management and Other Stockholders" in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion under the caption "Relationships and Transactions with the Company" in the Company's Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Contents:

      (1) Financial Statements: All financial statements are included in Item 8 of Part II to this Report.

      (2) Financial Statement Schedules: All financial statement schedules have been omitted because they are not required, not applicable or are included in the consolidated financial statements or related notes.

      (3)   Exhibits:

                                  EXHIBIT INDEX

Exhibit     Description
-------     -----------

2.1 Plan of Reorganization and Acquisition dated as of July 29, 1997 between the Company and the Bank (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on November 26, 1997, and incorporated herein by reference)

3.1 Articles of Organization of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on November 26, 1997, and incorporated herein by reference)

3.2         Amended and Restated By-laws of the Company

4.1 Specimen certificate for shares of Common Stock of the Company (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on November 26, 1997, and incorporated herein by reference)

4.2 Articles IV, VI(A), VI(C), VI(I)-(J) of Articles of Organization of the Company (see Exhibit 3. 1)

4.3         Articles II and V of the By-laws of the Company (see Exhibit 3.2)

4.4 Amended and Restated Shareholder Rights Agreement, dated November 26, 1997, between Medford Bancorp, Inc. and State Street Bank and Trust Company, as Rights Agent (filed as Exhibit 10. 1 to the Company's Current Report on Form 8-K filed with the SEC on November 26, 1997, and incorporated herein by reference)

10.1        Amended and Restated Employment Agreement with Arthur H. Meehan

10.2        Amended and Restated Special Termination Agreement with Arthur H.
            Meehan

10.3        Amended and Restated Special Termination Agreement with Phillip W.
            Wong

10.4        Amended and Restated Special Termination Agreement with George A.
            Bargamian

10.5        Amended and Restated Special Termination Agreement with Eric B. Loth

10.6        Amended and Restated Special Termination Agreement with William F.
            Rivers

10.7 Supplemental Executive Retirement Plan and Corresponding Adoption Agreement with Arthur H. Meehan

10.8        Executive Supplemental Benefit Agreement with Arthur H. Meehan

10.9 Deferred Investment Plan for Outside Directors (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the SEC on December 24, 1997, and incorporated herein by reference)

10.10 First Amendment to Deferred Investment Plan for Outside Directors (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed with the SEC on December 24, 1997, and incorporated herein by reference)

10.11 Medford Savings Bank 1986 Stock Option Plan (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the SEC on November 26, 1997, and incorporated herein by reference)

10.12 Medford Bancorp, Inc. Stock Option Plan (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed with the SEC on November 26, 1997, and incorporated herein by reference)

10.13 Discretionary Bonus Plan (not set forth in a formal document -- a description of the plan is contained in both the Proxy Statement to be filed with the SEC, and incorporated herein by reference, under the caption "Compensation Committee Report on Executive Compensation" and in the "Notes to Consolidated Financial Statements" under the caption "Employee Benefit Plans -- Incentive Plan" in Item 8 to this Report)

11 Statement Regarding Computation of Per Share Earnings -- As the Company does not have any debt securities registered under Section 12 of the Securities and Exchange Act of 1934, no ratio of earnings to fixed charges appears in this Report.

12 Statement Regarding Computation of Ratios -- Such computation can be clearly determined from the material contained in this Report.

21 Subsidiaries of the Company -- The Company has one direct subsidiary: Medford Savings Bank, a Massachusetts-chartered savings bank in stock form. Medford Savings Bank has one subsidiary: Medford Securities Corporation, a Massachusetts corporation.

23 Consent of Wolf & Company, P.C. as independent certified public accountants

27          Financial Data Schedule

(b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K with the SEC on November 26, 1997, in connection with the Reorganization.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MEDFORD BANCORP, INC.


                                             By: /s/ Arthur H. Meehan
                                                 ----------------------------
                                                     Arthur H. Meehan
                                                     Chairman, President, Chief
                                                     Executive Officer
                                                     and Director

                                             Date:  March 5, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Arthur H. Meehan           Chairman, President, Chief         March 5, 1998
----------------------------   Executive Officer and Director
Arthur H. Meehan


/s/ Phillip W. Wong            Senior Vice President              March 5, 1998
----------------------------   and Chief Financial Officer
Phillip W. Wong


/s/ Edward D. Brickley         Director                           March 5, 1998
----------------------------
Edward D. Brickley


----------------------------   Director                           March 5, 1998
David L. Burke


----------------------------   Director                           March 5, 1998
Paul J. Crowley


----------------------------   Director                           March 5, 1998
Mary L. Doherty


/s/ Edward J. Gaffey           Director                           March 5, 1998
----------------------------
Edward J. Gaffey


/s/ Andrew D. Guthrie, Jr.     Director                           March 5, 1998
----------------------------
Andrew D. Guthrie, Jr.


/s/ Robert A. Havern, III      Director                           March 5, 1998
----------------------------
Robert A. Havern, III


----------------------------   Clerk and Director                 March 5, 1998
Eugene R. Murray


/s/ Francis D. Pizzella        Director                           March 5, 1998
----------------------------
Francis D. Pizzella