Form 10-Q
period 1998-03-31
MEDFORD BANCORP INC
filed 1998-05-13
CIK 1049895

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

       (Mark One)
( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarter period ended          March 31, 1998
                                      --------------

                                      OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the transition period from __________ to ___________


                        Commission file number 0-23435
                                               -------

                              MEDFORD BANCORP, INC.
             (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                                      04-3384928
          -------------                                      ----------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)


           29 High Street
       Medford, Massachusetts                                       02155
       ----------------------                                       -----
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code             (781) 395-7700
                                                               --------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days


      YES   X                                               NO
           ---


The number of shares outstanding of Medford Bancorp, Inc.'s common stock, $0.50 par value per share, as of March 31, 1998 was 4,540,098.

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS                                            PAGE

            Consolidated Balance Sheets.................................     1

            Consolidated Statements of Income                              2-3

            Consolidated Statements of Changes in Stockholders' Equity..     4

            Consolidated Statements of Cash Flows.......................   5-6

            Notes to Consolidated Financial Statements..................   7-8

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..........................  9-23

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK .................................................    24

PART II    OTHER INFORMATION

ITEM 1  -  Legal Proceedings............................................    25

ITEM 2  -  Changes in Securities and Use of Proceeds....................    25

ITEM 3  -  Defaults Upon Senior Securities..............................    25

ITEM 4  -  Submission of Matters to a Vote of Security Holders..........    25

ITEM 5  -  Other Information............................................    25

ITEM 6  -  Exhibits and Reports on Form 8-K.............................    25

           SIGNATURES...................................................    26

            Exhibit Index...............................................    26

PART I     FINANCIAL INFORMATION

ITEM 1  -  Financial Statements

                              MEDFORD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,     December 31,
                                                         1998           1997
                                                     --------------------------

                                                            (In thousands)
ASSETS
  Cash and due from banks                            $    12,351    $    13,376
  Short-term investments                                   2,645          2,804
                                                     -----------    -----------

    Cash and cash equivalents                             14,996         16,180
                                                     -----------    -----------

  Investment securities available for sale               409,149        402,723
  Investment securities held to maturity                  79,801        103,823
  Restricted equity securities                             7,936          6,872

  Loans                                                  578,461        577,577
    Less allowance for loan losses                        (6,786)        (6,733)
                                                     -----------    -----------
      Loans, net                                         571,675        570,844
                                                     -----------    -----------

  Banking premises and equipment, net                     11,236         10,738
  Accrued interest receivable                              9,793          9,472
  Goodwill and deposit-based intangibles                   5,464          5,748
  Other assets                                            10,290          9,172
                                                     -----------    -----------

TOTAL ASSETS                                         $ 1,120,340    $ 1,135,572
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                           $   821,842    $   821,706
  Short-term borrowings                                   76,886         95,670
  Long-term debt                                         111,445        110,109
  Accrued taxes and expenses                               4,774          3,988
  Other liabilities                                        1,909          2,589
                                                     -----------    -----------

    Total liabilities                                  1,016,856      1,034,062
                                                     -----------    -----------

Stockholders' equity:
  Serial preferred stock, $.50 par value,
    5,000,000 shares authorized;
    none issued;                                              --             --
  Common stock, 15,000,000 shares authorized;
    $.50 par value, 4,550,098 and 4,541,148
    shares issued, respectively                            2,275          2,271
  Additional paid-in capital                              29,207         28,977
  Retained earnings                                       71,276         68,938
                                                     -----------    -----------
                                                         102,758        100,186
  Treasury Stock, at cost (10,000 shares)                   (426)            --
  Accumulated other comprehensive income                   1,152          1,324
                                                     -----------    -----------

    Total stockholders' equity                           103,484        101,510
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,120,340    $ 1,135,572
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended
                                                                March 31,
                                                              1998     1997
                                                            -----------------
                                                          (Dollars in thousands,
                                                          except per share data)
Interest and dividend income:
  Interest and fees on loans                                $11,618   $11,289
  Interest on debt securities                                 7,612     6,678
  Dividends on equity securities                                115       155
  Interest on short-term investments                             45        47
                                                            -------   -------

     Total interest and dividend income                      19,390    18,169
                                                            -------   -------

Interest expense:
  Interest on deposits                                        7,758     7,438
  Interest on short-term borrowings                           1,117     1,063
  Interest on long-term debt                                  1,710     1,246
                                                            -------   -------

     Total interest expense                                  10,585     9,747
                                                            -------   -------

Net interest income                                           8,805     8,422
Provision for loan losses                                        75        75
                                                            -------   -------

Net interest income, after provision for loan losses          8,730     8,347
                                                            -------   -------

Other income:
  Customer service fees                                         479       500
  Gain on sales of securities, net                              513       265
  Gain on sale of loans                                         158        --
  Miscellaneous                                                 201       236
                                                            -------   -------

     Total other income                                       1,351     1,001
                                                            -------   -------

Operating expenses:
  Salaries and employee benefits                              2,668     2,565
  Occupancy and equipment                                       595       607
  Data Processing                                               356       330
  Professional fees                                             131       109
  Amortization of intangibles                                   298       304
  Advertising and marketing                                     117       143
  Other general and administrative                              545       566
                                                            -------   -------

     Total operating expenses                                 4,710     4,624
                                                            -------   -------

Income before income taxes                                    5,371     4,724
Provision for income taxes                                    2,123     1,893
                                                            -------   -------

     Net income                                             $ 3,248   $ 2,831
                                                            =======   =======

                                    (continued)

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (concluded)

                                                           Three Months Ended
                                                                March 31,
                                                              1998      1997
                                                           ---------------------
                                                          (Dollars in thousands,
                                                          except per share data)

Earnings per share:
  Basic                                                        $0.71      $0.62
  Diluted                                                      $0.68      $0.60

Cash dividends declared  per share                             $0.20      $0.18

Weighted average shares outstanding
  Basic                                                    4,544,977  4,538,537
  Diluted                                                  4,800,791  4,755,969

See accompanying notes to consolidated financial statements.

                               MEDFORD BANCORP, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                                           Accumulated
                                                                  Additional                  Other
                                         Comprehensive   Common     Paid In     Retained  Comprehensive  Treasury
                                            Income       Stock      Capital     Earnings     Income        Stock         Total
                                            ------       -----      -------     --------     ------        -----         -----
                                                                       (In thousands)

Balance at December 31, 1997                             $2,271      $28,977     $68,938     $1,324           $ --    $101,510
Comprehensive income:
  Net income                                $3,248           --           --       3,248         --             --       3,248
  Unrealized gain (loss) on available
    for-sale securities, net of tax
    and reclassification adjustment           (172)          --           --          --       (172)            --        (172)
                                            ------
  Comprehensive income                      $3,076
                                            ======
Issuance of common stock under
  stock option plan and related
  income tax benefits                                         4          230          --         --             --         234
Cash dividends declared ($.20 per share)                     --           --        (910)        --             --        (910)
Repurchase of treasury stock                                 --           --          --         --           (426)       (426)
                                                         ------      -------     -------     ------          -----    --------

Balance at March 31, 1998                                $2,275      $29,207     $71,276     $1,152          ($426)   $103,484
                                                         ======      =======     =======     ======          =====    ========

                                                                                           Accumulated
                                                                  Additional                  Other
                                         Comprehensive   Common     Paid In     Retained  Comprehensive  Treasury
                                            Income       Stock      Capital     Earnings     Income        Stock         Total
                                            ------       -----      -------     --------     ------        -----         -----
                                                                       (In thousands)

Balance at December 31, 1996                             $2,267      $28,848     $61,634      ($228)          $ --     $92,521
Comprehensive income:
  Net income                                $2,831           --           --       2,831         --             --       2,831
  Unrealized gain (loss) on available
    for-sale securities, net of tax
    and reclassification adjustment         (1,867)          --           --          --     (1,867)            --      (1,867)
                                            ------
  Comprehensive income                        $964
                                              ====
Issuance of common stock under
  stock option plan and related
  income tax benefits                                         3          69           --         --             --          72
Cash dividends declared ($.18 per share)                     --          --         (817)        --             --        (817)
                                                         ------      -------     -------    -------           ----     -------

Balance at March 31, 1997                                $2,270      $28,917     $63,648    $(2,095)          $ --     $92,740
                                                         ======      =======     =======    =======           ====     =======

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended
                                                                       March 31,
                                                                   1998        1997
                                                                ----------------------
                                                                     (In thousands)

Cash flows from operating activities:
  Net income                                                      $3,248      $2,831
    Adjustments to reconcile net income to net cash
      provided by operating activities:
          Provisions for loan losses                                  75          75
          Depreciation and amortization, net                         514         401
          Foreclosed real estate (gains), losses and
             provisions, net                                          --          (1)
          Gain on sales of securities, net                          (513)       (265)
          Gain on sales of loans                                    (158)         --
          Increase in accrued interest receivable
            and other assets                                      (1,350)       (198)
          Decrease in accrued taxes and expenses
            and other liabilities                                  1,004         728
                                                                --------    --------

          Net cash provided by operating activities                2,820       3,571
                                                                --------    --------

Cash flows from investing activities:
  Maturities of investment securities available for sale          15,000      14,485
  Purchases of investment securities available for sale          (62,901)    (52,341)
  Sales of investment securities available for sale               35,481       7,891
  Maturities of investment securities held to maturity            24,050      11,000
  Purchases of investment securities held to maturity
    and FHLBB stock                                               (1,065)       (250)
  Principal amortization of mortgage-backed investments
    available for sale                                             6,170       1,445
  Proceeds from sale of loans, net                                 5,166          --
  Loans originated and purchased, net of amortization
    and payoffs                                                   (5,848)     (3,108)
  Purchases of bank premises and equipment, net                     (745)        189
  Sales of, and principal payments received on,
    foreclosed real estate                                            --         128
                                                                --------    --------

          Net cash provided by (used in) investing activities     15,308     (20,561)
                                                                --------    --------

                                    (continued)

See accompanying notes to consolidated financial statements.

                               MEDFORD BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (concluded)

                                                                  Three Months Ended
                                                                       March 31,
                                                                   1998        1997
                                                                ----------------------
                                                                     (In thousands)

Cash flows from financing activities:
  Net increase in deposits                                           136       6,674
  Net decrease in borrowings with maturities of three
    months or less                                               (18,784)    (17,057)
  Proceeds from long-term debt                                     1,336      25,000
  Issuance of common stock                                            60          26
  Payments to acquire treasury stock                                (426)         --
  Cash dividends paid                                             (1,634)     (1,451)
                                                                --------    --------

          Net cash (used in) provided by
            financing activities                                 (19,312)     13,192
                                                                --------    --------

Net change in cash and cash equivalents                           (1,184)     (3,798)

Cash and cash equivalents, beginning
  of period                                                       16,180      16,429
                                                                --------    --------

Cash and cash equivalents, end of period                         $14,996     $12,631
                                                                ========    ========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997


Note 1.  Basis of Presentation

       General:

       Certain amounts have been reclassified in the March 31, 1997 financial statements to conform to the 1998 presentation.

       The consolidated interim financial statements of Medford Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Medford Savings Bank (the "Bank") presented herein are intended to be read in conjunction with the consolidated financial statements presented in the Company's annual report for the year ended December 31, 1997.

       The consolidated financial information for the three months ended March 31, 1998 and 1997 is unaudited. In the opinion of management, however, the consolidated financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results to be expected for the entire year.

       Comprehensive Income:

       In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company has adopted these disclosure requirements for the quarter ended March 31, 1998 and retroactively for the quarter ended March 31, 1997.

       Earnings per share:

       In February 1997, FASB issued SFAS No. 128, "Earnings per Share," which requires that earnings per share be calculated on a basic and a dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options would increase shares outstanding but would not require an adjustment to income as a result of the conversion. SFAS No. 128 is effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all prior-period earnings per share data presented. Accordingly, the Company has restated all earnings per share data presented herein.

Note 2.  Commitments

       At March 31, 1998 the Company had outstanding commitments to originate new residential and commercial real estate mortgage loans totalling approximately $11.3 million, which are not reflected on the consolidated balance sheet. Unadvanced funds on equity lines were $25.6 million, unadvanced construction loan funds were $11.5 million, and unadvanced funds on commercial lines of credit were $7.7 million at March 31, 1998.


                (Remainder of this page intentionally left blank)

       ITEM 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


GENERAL

This form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in loan default and charge off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, changes in the size and nature of the Company's competition, and changes in the assumptions used in making such forward-looking statements.

Consolidated net income was $3,248,000, or $0.71 per share ($0.68 on a diluted basis) for the three months ended March 31, 1998, a 14.7% increase, compared to $2,831,000 or $0.62 per share ($0.60 on a diluted basis) earned during the same quarter in 1997. For the first quarter of 1998, the annualized return on assets was 1.17% and the annualized return on equity was 12.80%, compared to 1.09% and 12.29% for the comparable period in 1997.

The increased earnings for the three months ended March 31, 1998 compared to the 1997 period resulted from improved net interest income due to higher average earning assets, controlled operating expenses, and an increase in the net gain on sales of assets.

Net interest income totalled $8,805,000 for the quarter ended March 31, 1998, up $383,000 or 4.5% from the comparable 1997 period, and represented a net interest margin of 3.23% compared to 3.29% for the quarter ended March 31, 1997. The net gain on sales of assets totalled $671,000 for the quarter as compared to $265,000 for the same quarter in 1997.


              (The remainder of this page intentionally left blank.)

      ITEM 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)


Total operating expenses were $4,710,000 for the first quarter of 1998, up $86,000 or 1.9% from the $4,624,000 during the comparable period in 1997.

The provision for loan losses for each of the three month periods ended March 31, 1998 and 1997 was $75,000. Total non-performing assets were $1,425,000 or 0.13% of total assets at March 31, 1998 compared to $1,774,000 or 0.16%, respectively, at December 31, 1997. The allowance for loan losses at March 31, 1998 was $6,786,000, representing 477% of non-performing assets and 1.17% of total loans. At December 31, 1997, the allowance for loan losses was $6,733,000, representing 380% of non-performing assets and 1.17% of total loans. Other real estate owned remained unchanged from December 31, 1997 to March 31, 1998 at $48,000.

The Company had total assets of $1.12 billion and deposits of $821.8 million at March 31, 1998, and its capital ratio was 9.24%, exceeding all regulatory requirements. As compared to reported balances at December 31, 1997, investment securities decreased $16.5 million or 3.22% to $497 million, total loans increased $884,000 or 0.2% to $578 million, deposits increased $136,000 or 0.02% to $822 million, and borrowings decreased $17.4 million, or 8.5% to $188 million.

A more detailed discussion and analysis of the Company's financial condition and results of operations follows.


             (The remainder of this page intentionally left blank.)

INVESTMENT SECURITIES
Investment securities consist of the following:

                                                       March 31,    December 31,
                                                         1998          1997
                                                         ----          ----
                                                              (In thousands)

Securities available for sale, at fair value            $409,149    $402,723
Securities held to maturity, at amortized cost            79,801     103,823
Restricted equity securities:
   Federal Home Loan Bank stock                            6,822       5,758
   Massachusetts Savings Bank Life Insurance stock         1,114       1,114
                                                        --------    --------
                                                        $496,886    $513,418
                                                        ========    ========

The amortized cost and fair value of investment securities, excluding restricted securities, at March 31, 1998 and December 31, 1997 with gross unrealized gains and losses, follows:

                                                  March 31, 1998
                                   --------------------------------------------

                                                Gross       Gross
                                   Amortized  Unrealized  Unrealized     Fair
                                      Cost      Gains       Losses       Value
                                      ----      -----       ------       -----
                                                  (In thousands)

Securities Available for Sale

Debt securities:

  Corporate bonds                  $186,446     $1,073      $(226)     $187,293
  Mortgage - backed                 144,987        742       (214)      145,515
  U.S. Government and
    federal agency                   73,995        344       (117)       74,222
                                   --------     ------      -----      --------
   Total debt securities            405,428      2,159       (557)      407,030

Marketable equity securities          1,840        279         --         2,119
                                   --------     ------      -----      --------
   Total securities
     available for sale            $407,268     $2,438      $(557)     $409,149
                                   ========     ======      =====      ========
Securities Held to Maturity

U.S. Government
  and federal agency               $ 74,068     $  268      $ (33)     $ 74,303
Corporate bonds                       5,733          4         --         5,737
                                   --------     ------      -----      --------

Total securities
   held to maturity                $ 79,801     $  272      $ (33)     $ 80,040
                                   ========     ======      =====      ========

                                                December 31, 1997
                                   --------------------------------------------

                                                Gross       Gross
                                   Amortized  Unrealized  Unrealized     Fair
                                      Cost      Gains       Losses       Value
                                      ----      -----       ------       -----
                                                  (In thousands)
Securities Available for Sale

Debt securities:
  Corporate bonds                   $176,093    $1,102      $(107)     $177,088
  Mortgage - backed                  121,964       641       (158)      122,447
  U.S. Government and
    federal agency                    95,277       482       (232)       95,527
                                    --------    ------      -----      --------
   Total debt securities             393,334     2,225       (497)      395,062
Marketable equity securities           7,233       482        (54)        7,661
                                    --------    ------      -----      --------
   Total securities
      available for sale            $400,567    $2,707      $(551)     $402,723
                                    ========    ======      =====      ========

Securities Held to Maturity

U.S. Government
  and federal agency                $ 95,052    $  326      $ (59)     $ 95,319
Corporate bonds                        8,771        12         --         8,783
                                    --------    ------      -----      --------

Total securities
  held to maturity                  $103,823    $  338      $ (59)     $104,102
                                    ========    ======      =====      ========

The amortized cost and fair value of debt securities by contractual maturity at March 31, 1998 are as follows:

                                                   March 31, 1998
                                   ---------------------------------------------

                                     Available for Sale       Held to Maturity
                                     ------------------       ----------------

                                   Amortized     Fair       Amortized    Fair
                                     Cost        Value        Cost       Value
                                     ----        -----        ----       -----
                                                   (In thousands)

Within 1 year                      $ 56,366     $ 56,300     $45,690     $45,696
After 1 year through 5 years        201,082      202,189      34,111      34,344
After 5 years through 10 years        2,993        3,026          --          --
                                   --------     --------     -------     -------
                                    260,441      261,515      79,801      80,040

Mortgage - backed securities        144,987      145,515          --          --
                                   --------     --------     -------     -------
                                   $405,428     $407,030     $79,801     $80,040
                                   ========     ========     =======     =======

The amortized cost and fair value of debt securities by contractual maturity at December 31, 1997 are as follows:

                                                December 31, 1997
                                  ---------------------------------------------

                                    Available for Sale       Held to Maturity
                                   ------------------       ----------------

                                  Amortized     Fair       Amortized    Fair
                                    Cost        Value        Cost       Value
                                    ----        -----        ----       -----
                                                  (In thousands)

Within 1 year                     $ 46,073    $ 46,107    $ 69,689    $ 69,730
After 1 year through 5 years       217,230     218,451      34,134      34,372
After 5 years through 10 years       8,067       8,057          --          --
                                  --------    --------    --------    --------
                                   271,370     272,615     103,823     104,102

Mortgage - backed securities       121,964     122,447          --          --
                                  --------    --------    --------    --------
                                  $393,334    $395,062    $103,823    $104,102
                                  ========    ========    ========    ========

Investment securities decreased $16.5 million from $513.4 million at December 31, 1997 to $496.9 million at March 31, 1998. During the quarter, management continued its program to improve portfolio yield by reducing U.S. Government securities approximately $42 million as they matured or were sold and by increasing mortgage-backed securities and corporate bonds approximately $23 million and $7 million, respectively. Holdings of marketable equity securities declined $5.5 million during the quarter to $2.1 million at March 31, 1998, reflecting sales during the quarter. Sales of U.S. Treasuries produced gains of $287,000 while sales of equities produced gains of $226,000 during the quarter. The net decline in investments was offset by reduced short-term borrowings as minimal spreads did not justify the interest rate risk. At March 31, 1998, the securities portfolio classified as "available for sale" reflected a $1.9 million appreciation in market value as a result of fluctuations in market rates as compared to $2.2 million at December 31, 1997. In accordance with the Company's asset-liability strategies, investment securities are generally short-term with maturities of five years or less.


             (The remainder of this page intentionally left blank.)

LOANS

   A summary of the Company's outstanding loan balances as of the dates indicated are as follows:

                                       March 31,        December 31,
                                         1998               1997
                                         ----               ----
                                               (In thousands)
Mortgage loans on real estate:
   Residential 1-4 family              $397,432          $389,593
   Commercial                           123,012           124,094
   Construction                          22,832            21,989
   Second mortgages                       1,391             1,539
   Equity lines of credit                21,789            22,146
                                       --------          --------
                                        566,456           559,361

Less: Unadvanced construction
          loan funds                    (11,520)          (10,711)
                                       --------          --------

                                        554,936           548,650
                                       --------          --------
Other loans:
   Commercial loans                      13,296            14,941
   Personal loans                         2,225             2,432
   Education and other                    6,926            10,499
                                       --------          --------
                                         22,447            27,872
                                       --------          --------

Add: Premium on loans acquired              255               270
     Net deferred fees                      823               785
                                       --------          --------
Total loans                             578,461           577,577

Less: Allowance for loan losses          (6,786)           (6,733)
                                       --------          --------
   Loans, net                          $571,675          $570,844
                                       ========          ========

While total loans outstanding at March 31, 1998 were essentially flat to the December 31, 1997 level, total real estate mortgage loans increased $6.3 million, led by the residential 1-4 family category, up $7.8 million. Total new volume in this residential 1-4 family category amounted to $34.5 million, including substantial refinancings. This new volume was comprised of $16.9 million fixed rate and $17.6 million adjustable rate mortgages. During the quarter, the Company sold $4.9 million of education loans, producing a gain of $158,000 as the Company continues to sell education loans in the repayment stage as conditions warrant. All other loan categories remained essentially stable during the quarter as new loan originations replaced amortization and payoffs, and as the Company continues to experience intense competition for loans within its geographic region.

NON-PERFORMING ASSETS

Total non-performing assets were $1.4 million, including $48,000 other real estate owned, at March 31, 1998, as compared to $1.7 million and $48,000, respectively, at December 31, 1997. As a percentage of assets, these non-performing assets equalled 0.13% and 0.16% at March 31, 1998 and December 31, 1997, respectively. It is the Company's general policy to place loans on a non-accrual basis when such loans become 90 days contractually delinquent or when the collectability of principal or interest payments becomes doubtful. When a loan is placed in non-accrual status, its interest income accrual ceases and all income previously accrued but unpaid is reversed.

In accordance with SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that the borrower will be unable to meet principal or interest payments as agreed in the original loan contract. The principal balance of impaired loans at March 31, 1998 was $1.4 million, all of which were included in the $1.4 million non-performing assets referenced in the preceding paragraph. The loan loss reserve allocated to these impaired loans was $141,000 at March 31, 1998.

ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses follows:

                                              Three Months Ended
                                              ------------------
                                        March 31,               March 31,
                                          1998                     1997
                                         ------                   -----
                                                  (In thousands)
Balance at the beginning
   of the period                       $  6,733                 $  7,231
Provisions                                   75                       75
Recoveries                                    8                       28
Less: Charge-offs                           (30)                    (392)
                                       --------                 --------

Balance at the end of the period       $  6,786                 $  6,942
                                       ========                 ========

The allowance for loan losses is established via provisions for loan losses charged through the statement of income. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based on management's evaluation of the amount required to absorb estimated losses inherent in the loan portfolio after weighing various factors. Among the factors that management considers are the quality and underlying collateral values of specific loans, risk characteristics of the loan portfolio generally, the level of non-performing loans, current economic conditions, and current trends in delinquency and chargeoffs. Ultimate loan losses may vary significantly from current estimates.

The allowance for loan losses was $6.8 million at March 31, 1998, a reserve coverage of 482% of non-accrual loans and 1.17% of total loans. At December 31, 1997, the allowance for loan losses was $6.7 million representing 390% of non-accrual loans and 1.17% of total loans.

Management considers the allowance for loan losses to be adequate at March 31, 1998, although there can be no assurance that the allowance is adequate or that additional provisions will not be necessary.

DEPOSITS

Total deposits increased $136,000 from December 31, 1997 levels to equal $821.8 million at March 31, 1998. Generally, the Company's strategy is to maintain stable deposit rates and to increase deposit levels through selective core deposit and term deposit promotions. To retain core deposits, the Company has been promoting its "ComboPlus" account which combines a statement savings and a demand account into one convenient account. This account has contributed to an increase in both savings and demand deposits. During the quarter the Company elected not to offer special rates on its term deposit products in view of the current interest rate environment. Term deposits therefore declined $12.6 million or 3.2% from $392.8 million at December 31, 1997 to $380.2 million at March 31, 1998, while all other account categories increased.

The following table indicates the balances in various deposit accounts at the dates indicated.

                                        March 31,         December 31,
                                           1998              1997
                                           ----              ----
                                               (In thousands)

Demand accounts                         $ 45,475          $ 44,196
NOW accounts                              62,453            59,368
Savings & money market accounts          333,674           325,340
Term certificates                        380,240           392,802
                                        --------          --------
                                        $821,842          $821,706
                                        ========          ========

BORROWED FUNDS

Historically, the Company has selectively engaged in long-term borrowings to fund loans and has entered into short-term repurchase agreements to fund investment securities purchases. With the reductions in the investment portfolio during the first quarter of 1998, short-term borrowed funds have also decreased such that total borrowed funds were $188.3 million at March 31, 1998, down $17.5 million from $205.8 million at December 31, 1997.

STOCKHOLDERS' EQUITY

The Company's capital to assets ratio was 9.24% at March 31, 1998 as compared to 8.94% at December 31, 1997.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies, such as the Company, are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1997, the Company and the Bank met all capital adequacy requirements to be categorized as well capitalized. No conditions or events occurred during the first quarter 1998 that management believes have changed the Company's or the Bank's category. Therefore, management believes as of March 31, 1998 that the Company and the Bank met all capital adequacy requirements to continue to be categorized as well capitalized.

The Company's book value at March 31, 1998 was $22.79 per share, compared with $22.35 per share at December 31, 1997.

                              RESULTS OF OPERATIONS

NET INTEREST INCOME

Interest and dividend income from loans and investments increased $1.2 million or 6.7% to $19.4 million for the first quarter in 1998 when compared to the same quarter in 1997. Average earning assets increased $67.5 million, or 6.7%, between March 31, 1997 and March 31, 1998, with $55.2 million of that increase coming from short and long-term investment securities and $12.3 million coming from loans. The yield on earning assets was unchanged at 7.19% for the first quarter in 1998 and 1997. The yield on investment securities was 6.24% for the first quarter 1998 as compared to 6.22% for the first quarter 1997. The Company purchased higher yielding mortgage-backed securities to replace matured and sold U.S. Government securities. Investments contributed $892,000 of additional interest and dividend income when comparing the first quarter of 1998 to the first quarter of 1997. The increase in the average balance on loans, coupled with an increase in the weighted average yield on loans to 8.01% from 7.95%, resulted in $329,000 of additional interest income on loans. An increase in residential mortgage loan volume contributed $298,000 to that amount while all other loans contributed $31,000.

Total interest expense for the three months ended March 31, 1998 was $10.6 million reflecting an increase of $839,000 or 8.6% over the same period in 1997. This resulted, in part, from the increase of $53.3 million in average interest bearing liabilities over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $19.4 million, and an average borrowed funds increase of $33.9 million. The Company experienced disintermediation from the lower rate passbook savings deposit category into the higher rate "ComboPlus" statement savings deposit category. This coupled with an increase in the rate paid on high balance money market accounts increased the overall cost of deposits 7 basis points from the 1997 period to 4.05%. Overall, interest expense on deposits increased $321,000 to $7.8 million. To manage interest expense on deposits, the Company elected not to offer premium term deposit products during the first quarter 1998. Interest expense on borrowed funds increased $518,000 in the first quarter of 1998 when compared to the first quarter in 1997. The overall cost of interest bearing liabilities increased to 4.41% from 4.29% when comparing the two quarters.

Net interest income increased 4.5% or $383,000 to $8.8 million when comparing the first quarter in 1998 to the same quarter in 1997, despite a decline in the interest rate spread and net interest margin. This is primarily due to increased levels of earning assets. While the yield on earning assets was unchanged when comparing the first quarter in 1998 to the first quarter in 1997, the cost of interest bearing liabilities increased by 12 basis points. This resulted in a reduction of the net interest margin and interest rate spread to 3.23% and 2.78% respectively for the three months ended March 31, 1998, compared with 3.29% and 2.90% for the three months ended March 31, 1997.

                              MEDFORD BANCORP, INC.

                              INTEREST RATE SPREAD

                                                            Three Months Ended
                                                                March 31,
                                                                ---------

                                                           1998           1997
                                                           ----           ----

Weighted average yield earned on:

      Short-term investments                              5.39%          5.01%
      Investment securities                               6.24           6.22
      Loans                                               8.01           7.95
                                                          ----           ----

                  All earning assets                      7.19%          7.19%
                                                          -----          -----

Weighted average rate paid on:

      Deposits                                            4.05%          3.98%
      Borrowed funds                                      5.82           5.77
                                                          ----           ----

                  All interest-bearing liabilities        4.41%          4.29%
                                                          -----          -----

Weighted average rate spread                              2.78%          2.90%
                                                          -----          -----

Net interest margin                                       3.23%          3.29%
                                                          =====          =====


               (Remainder of this page intentionally left blank.)

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors including the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non-performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at March 31, 1998, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

The Company recorded a provision for loan losses for the first quarter of 1998 of $75,000, equal to that provided for the first quarter of 1997. Net loan charge-offs for the three months ended March 31, 1998 totalled $22,000 compared to $364,000 for the same period in 1997.

OTHER INCOME

Other income, such as customer service fees and gains and losses on sales of assets increased $350,000 to $1,351,000 in the first quarter of 1998 as compared to the first quarter of 1997. See related discussions under "Investment Securities" and "Loans" included in "Management's Discussion and Analysis" in
Item 2 of Part I of this report.

OPERATING EXPENSES

Operating expenses were $4.7 million, an increase of $86,000 or 1.9% for the three months ended March 31, 1998 when compared to $4.6 million for the same period in 1997. The most significant increases were in salaries and employee benefits, up 4.0% when comparing the three months ended March 31, 1998 to the same period in 1997. Increased data processing costs were, in part, offset by lower occupancy and equipment costs as the Company continues to manage for operating efficiencies. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets was 1.70% for the three months ended March 31, 1998, as compared to 1.78% for the prior year period. The Company continues to focus on cost containment with the intent to be a low cost provider of high quality banking products and services.

                         LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal sources of funds are customer deposits, amortization and payoff of existing loan principal, and sales or maturities of various investment securities. The Company is a voluntary member of the Federal Home Loan Bank of Boston ("FHLBB"), and as such may take advantage of the FHLBB's borrowing programs to enhance liquidity and leverage its favorable capital position. The Company also may draw on lines of credit at the FHLBB and a large commercial bank, and it may pledge U.S. Government securities to borrow from certain investment firms and the Mutual Savings Central Fund of Massachusetts. These various sources of liquidity are used to fund withdrawals, new loans, and investments.

      Management continually seeks to optimize deposit growth while controlling the Company's cost of funds. Sales oriented programs to attract new depositors and the cross-selling of various products to its existing customer base are currently in place, although, as discussed above, not to the same extent as the first quarter of last year. Management reviews, on an ongoing basis, possible new products, with particular attention to products and services which will assist retention of the Company's base of lower-costing deposits.

      Maturities and sales of investment securities provide significant liquidity to the Company. The Company's policy of purchasing debt instruments generally maturing within five years reduces market risk in the bond portfolio while providing significant cash flow. For the three months ended March 31, 1998, cash flow from maturities and sales of securities was $74.5 million compared to $33.4 million for the three months ended March 31, 1997. Principal payments received on mortgage-backed investments during the three months ended March 31, 1998 and 1997 totalled $6.2 million and $1.4 million, respectively. During periods of high interest rates, maturities in the bond portfolio have provided significant liquidity at a lower cost than borrowings.

      Amortization and pay-offs of the loan portfolio also contribute significant liquidity to the Company. Traditionally, the amortization and payoffs have been reinvested into loans. When payoff rates exceed origination rates, excess liquidity from loan payoffs is shifted into the investment portfolio.

      The Company also uses borrowed funds as a source of liquidity. These borrowings generally contribute toward funding over-all loan growth. At March 31, 1998 the Company's outstanding borrowings from the FHLBB were $121.4 million, as compared to $112.2 million at December 31, 1997. The Company also utilizes repurchase agreements as a source of funding when management deems market conditions to be conducive to such activities. Repurchase agreements totalled $66.1 million at March 31, 1998 as compared to $93.6 million at December 31, 1997.

      Commitments to originate residential and commercial real estate mortgage loans at March 31, 1998, excluding unadvanced construction funds of $11.5 million, were $11.3 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

                         LIQUIDITY AND CAPITAL RESOURCES
                                   (continued)

      Purchases of securities during the three months ended March 31, 1998 totalled $64.0 million consisting of debt instruments generally maturing in less than five years and equities. This compares with purchases of $52.6 million for the three months ended March 31, 1997.

      Residential and commercial real estate mortgage loan originations for the three months ended March 31, 1998 totalled $38.0 million, compared with $13.5 million for the three months ended March 31, 1997.

      The Company's capital position (total stockholders' equity) was $103.5 million or 9.24% of total assets at March 31, 1998 compared with $101.5 million or 8.94% of total assets at December 31, 1997. The Company's capital position exceeds all regulatory requirements.


             (The remainder of this page intentionally left blank.)

                           ASSET-LIABILITY MANAGEMENT

      Through the Company's Asset-Liability Management Committee ("ALCO"), which is comprised of certain senior and middle management personnel, the Company monitors the level and general mix of interest rate-sensitive assets and liabilities. The primary objective of the Company's ALCO program is to manage the assets and liabilities of the Company to provide for optimum profitability and capital at prudent levels of liquidity and interest rate, credit, and market risk.

      It is ALCO's general policy to closely match the maturity or rate sensitivity of its assets and liabilities. In accordance with this policy, certain strategies have been implemented to improve the match between interest rate sensitive assets and liabilities. These strategies include, but are not limited to: daily monitoring of the Company's changing cash requirements, with particular concentration on investment in short term securities; originating adjustable and fixed rate mortgage loans for the Company's own portfolio; managing the cost and structure of deposits; and generally using matched borrowings to fund specific purchases of loan packages and large loan origination. Occasionally, management may choose to deviate from specific matching of maturities of assets and liabilities, if an attractive opportunity to enhance yields becomes available.

      The Company actively manages its liability portfolio in order to effectively plan and manage growth and maturities of deposits. Management recognizes the need for strict attention to all deposits. Accordingly, plans for growth of all deposit types are reviewed regularly. Programs are in place which are designed to build multiple relationships with customers and to enhance the Company's ability to retain deposits at controlled rates of interest, and management has adopted a policy of reviewing interest rates on an ongoing basis on all deposit accounts, in order to control deposit growth and interest costs.

      In addition to attracting deposits, the Company has selectively borrowed funds using advances from the FHLBB and upon occasion, reverse repurchase agreements. These funds have generally been used to purchase loans typically having a matched repricing date.

                               IMPACT OF INFLATION

      The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all assets of a financial institution are monetary in nature. As a result, interest rates have a more significant effect on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

      For a discussion of the Company's management of market risk exposure, see "Asset-Liability Management" in Item 2 of Part I of this report and Item 7A of
Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Annual Report").

      For quantitative information about market risk, see Item 7A of Part II of the Company's 1997 Annual Report.

      There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 1998 from those presented in the Company's 1997 Annual Report.

PART II - OTHER INFORMATION

ITEM 1  -  Legal Proceedings

           There are no material legal proceedings to which the Company is a party or to which any of its property is subject, although the Company is a party to ordinary routine litigation incidental to its business.

ITEM 2  -  Changes in Securities and Use of Proceeds

           Not applicable.

ITEM 3  -  Defaults Upon Senior Securities

           Not applicable.

ITEM 4  -  Submission of Matters to a Vote of Security Holders

           Not applicable.

ITEM 5  -  Other Information

           On February 25, 1998 the Board of Directors of the Company announced that the Company has been authorized to repurchase from time to time up to a total of 5% of the shares of the Company's currently outstanding Common Stock at prevailing market prices. The Board has authorized certain Officers of the Company to determine when and if such repurchase or repurchases will occur, the exact number of shares of Common Stock to be acquired through any such repurchase, and the exact price for the shares of Common Stock to be acquired through any such repurchase.

ITEM 6  -  Exhibits and Reports on Form 8-K

           (a) Exhibits

               Exhibit      Description
               -------      -----------

                 27         Financial Data Schedule

           (b) Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the three month period ended March 31, 1998.

                                     SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MEDFORD BANCORP, INC.


Date:   May 8, 1998


        /s/ Arthur H. Meehan
        ------------------------------
        Arthur H. Meehan
        Chairman, President and Chief Executive Officer


Date:   May 8, 1998


        /s/ Phillip W. Wong
        ------------------------------
        Phillip W. Wong
        Executive Vice President, Treasurer and Chief Financial Officer


                                  EXHIBIT INDEX

               Exhibit      Description
               -------      -----------

                 27         Financial Data Schedule