Form 10-Q
period 1998-06-30
MEDFORD BANCORP INC
filed 1998-08-14
CIK 1049895

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

       (Mark One)
( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter period ended   June 30, 1998
                               -------------

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
                                                               --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

      YES   |X|                                               NO  |_|

The number of shares outstanding of Medford Bancorp, Inc.'s common stock, $0.50 par value per share, as of June 30, 1998 was 4,454,714.

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS                                          PAGE

            Consolidated Balance Sheets................................     1

            Consolidated Statements of Income .........................   2-5

            Consolidated Statements of Changes in Stockholders' Equity.     6

            Consolidated Statements of Cash Flows......................   7-8

            Notes to Consolidated Financial Statements.................  9-10

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS......................... 11-29

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK ...............................................     29

PART II    OTHER INFORMATION

ITEM 1  -  Legal Proceedings..........................................     30

ITEM 2  -  Changes in Securities and Use of Proceeds..................     30

ITEM 3  -  Defaults Upon Senior Securities............................     30

ITEM 4  -  Submission of Matters to a Vote of Security Holders........     30

ITEM 5  -  Other Information..........................................     31

ITEM 6  -  Exhibits and Reports on Form 8-K...........................     31

           SIGNATURES.................................................     32

           Exhibit Index..............................................     32

PART I     FINANCIAL INFORMATION
ITEM 1  -  Financial Statements

                               MEDFORD BANCORP, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                      June 30,   December 31,
                                                        1998         1997
                                                     -----------------------

                                                          (In thousands)
ASSETS
  Cash and due from banks                               $12,508      $13,376
  Short-term investments                                 13,532        2,804
                                                     ----------   ----------

    Cash and cash equivalents                            26,040       16,180
                                                     ----------   ----------

  Investment securities available for sale              436,580      402,723
  Investment securities held to maturity                 57,811      103,823
  Restricted equity securities                            8,436        6,872

  Loans                                                 578,519      577,577
    Less allowance for loan losses                       (6,875)      (6,733)
                                                     ----------   ----------
      Loans, net                                        571,644      570,844
                                                     ----------   ----------

  Banking premises and equipment, net                    11,265       10,738
  Accrued interest receivable                             8,604        9,472
  Goodwill and deposit-based intangibles                  5,186        5,748
  Other assets                                            9,733        9,172
                                                     ----------   ----------

TOTAL ASSETS                                         $1,135,299   $1,135,572
                                                     ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                             $833,398     $821,706
  Short-term borrowings                                  67,653       95,670
  Long-term debt                                        121,445      110,109
  Accrued taxes and expenses                              3,366        3,988
  Other liabilities                                       7,939        2,589
                                                     ----------   ----------

    Total liabilities                                 1,033,801    1,034,062
                                                     ----------   ----------

Stockholders' equity:
  Serial preferred stock, $.50 par value, 5,000,000
    shares authorized; none issued;                          --           --
  Common stock, 15,000,000 shares authorized;
    $.50 par value, 4,561,298 and 4,541,148 shares
    issued, respectively                                  2,281        2,271
  Additional paid-in capital                             28,915       28,977
  Retained earnings                                      73,621       68,938
                                                     ----------   ----------
                                                        104,817      100,186
  Treasury Stock, at cost (106,584 shares)               (4,575)          --
  Accumulated other comprehensive income                  1,256        1,324
                                                     ----------   ----------

    Total stockholders' equity                          101,498      101,510
                                                     ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,135,299   $1,135,572
                                                     ==========   ==========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended
                                                                 June 30,
                                                            1998       1997
                                                         ----------------------
                                                         (Dollars in thousands,
                                                         except per share data)
Interest and dividend income:
  Interest and fees on loans                              $11,472      $11,512
  Interest on debt securities                               7,523        6,850
  Dividends on equity securities                              124          165
  Interest on short-term investments                           53           59
                                                          -------      -------

     Total interest and dividend income                    19,172       18,586
                                                          -------      -------

Interest expense:
  Interest on deposits                                      7,864        7,744
  Interest on short-term borrowings                           865          903
  Interest on long-term debt                                1,799        1,486
                                                          -------      -------

     Total interest expense                                10,528       10,133
                                                          -------      -------

Net interest income                                         8,644        8,453
Provision for loan losses                                      --           50
                                                          -------      -------

Net interest income, after provision
 for loan losses                                            8,644        8,403
                                                          -------      -------

Other income:
  Customer service fees                                       475          487
  Gain on sales of securities, net                            396          408
  Gain on sale of loans                                       147          306
  Miscellaneous                                               244           87
                                                          -------      -------

     Total other income                                     1,262        1,288
                                                          -------      -------

Operating expenses:
  Salaries and employee benefits                            2,636        2,529
  Occupancy and equipment                                     532          548
  Data Processing                                             355          369
  Professional fees                                           129          154
  Amortization of intangibles                                 292          302
  Advertising and marketing                                   108          158
  Other general and administrative                            589          507
                                                          -------      -------

     Total operating expenses                               4,641        4,567
                                                          -------      -------

Income before income taxes                                  5,265        5,124
Provision for income taxes                                  2,027        2,032
                                                          -------      -------

     Net income                                            $3,238       $3,092
                                                          =======      =======

                                   (continued)

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended
                                                                June 30,
                                                           1998       1997
                                                        ----------------------
                                                        (Dollars in thousands,
                                                        except per share data)

Earnings per share:
  Basic                                                     $0.72      $0.68
  Diluted                                                   $0.68      $0.65

Cash dividends declared  per share                          $0.20      $0.18

Weighted average shares outstanding
  Basic                                                 4,506,304  4,540,192
  Diluted                                               4,757,439  4,752,688

See accompanying notes to consolidated financial statements.

               (Remainder of this page intentionally left blank.)

                               MEDFORD BANCORP, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                             Six Months Ended
                                                                 June 30,
                                                             1998       1997
                                                         ----------------------
                                                         (Dollars in thousands,
                                                         except per share data)
Interest and dividend income:
  Interest and fees on loans                                $23,090    $22,801
  Interest on debt securities                                15,135     13,528
  Dividend income                                               239        320
  Interest on short-term investments                             98        106
                                                            -------    -------

     Total interest and dividend income                      38,562     36,755
                                                            -------    -------

Interest expense:
  Interest on deposits                                       15,622     15,182
  Interest on short-term borrowings                           1,982      1,966
  Interest on long-term debt                                  3,509      2,732
                                                            -------    -------

     Total interest expense                                  21,113     19,880
                                                            -------    -------

Net interest income                                          17,449     16,875
Provision for loan losses                                        75        125
                                                            -------    -------

Net interest income, after provision for loan losses         17,374     16,750
                                                            -------    -------

Other income:
  Customer service fees                                         954        987
  Gain on sales of securities, net                              910        673
  Gain on sale of loans                                         304        306
  Miscellaneous                                                 445        323
                                                            -------    -------

     Total other income                                       2,613      2,289
                                                            -------    -------

Operating expenses:
  Salaries and employee benefits                              5,304      5,094
  Occupancy and equipment                                     1,127      1,155
  Data Processing                                               711        699
  Professional fees                                             260        263
  Amortization of intangibles                                   590        606
  Advertising and marketing                                     225        301
  Other general and administrative                            1,135      1,073
                                                            -------    -------

     Total operating expenses                                 9,352      9,191
                                                            -------    -------

Income before income taxes                                   10,635      9,848
Provision for income taxes                                    4,150      3,925
                                                            -------    -------

     Net income                                              $6,485     $5,923
                                                            =======    =======

                                   (continued)

See accompanying notes to consolidated financial statements.

                               MEDFORD BANCORP, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (concluded)

                                                             Six Months Ended
                                                                 June 30,
                                                             1998       1997
                                                         ----------------------
                                                         (Dollars in thousands,
                                                         except per share data)

Earnings per share:
  Basic                                                        $1.43      $1.30
  Diluted                                                      $1.36      $1.25

Cash dividends declared  per share                             $0.40      $0.36

Weighted average shares outstanding
  Basic                                                    4,525,641  4,539,364
  Diluted                                                  4,779,220  4,754,384

See accompanying notes to consolidated financial statements.

               (Remainder of this page intentionally left blank.)

                              MEDFORD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                       Accumulated
                                                                Additional               Other
                                       Comprehensive   Common    Paid In     Retained Comprehensive Treasury
                                           Income       Stock    Capital     Earnings    Income       Stock       Total
                                           ------       -----    -------     --------    ------       -----       -----
                                                                        (In thousands)

Balance at December 31, 1997                           $2,271    $28,977     $68,938     $1,324      $    --     $101,510
Comprehensive income:
  Net income                                $6,485         --         --       6,485         --           --        6,485
  Unrealized gain (loss) on available
    for-sale securities, net of tax
    and reclassification adjustment            (68)        --         --          --        (68)          --          (68)
                                            ------
  Comprehensive income                      $6,417
                                            ======
Purchase of treasury stock                                 --         --          --     (5,093)      (5,093)
Issuance of common stock under
  stock option plan and related income
  tax benefits                                             10        (62)         --         --          518          466
Cash dividends declared ($.40 per share)                   --         --      (1,802)        --           --       (1,802)
                                                       ------    -------     -------     ------      -------     --------
Balance at June 30, 1998                               $2,281    $28,915     $73,621     $1,256      $(4,575)    $101,498
                                                       ======    =======     =======     ======      =======     ========

                                                                                       Accumulated
                                                                Additional               Other
                                       Comprehensive   Common    Paid In     Retained Comprehensive Treasury
                                           Income       Stock    Capital     Earnings    Income       Stock       Total
                                           ------       -----    -------     --------    ------       -----       -----
                                                                        (In thousands)

Balance at December 31, 1996                           $2,267   $28,848      $61,634      ($228)        $ --      $92,521
Comprehensive income:
  Net income                                $5,923         --        --        5,923         --           --        5,923
  Unrealized gain (loss) on available
    for-sale securities, net of tax
    and reclassification adjustment           (432)        --        --           --       (432)          --         (432)
                                            ------
  Comprehensive income                      $5,491
                                            ======
Issuance of common stock under
  stock option plan and related income
  tax benefits                                              4        76           --         --           --           80
Cash dividends declared ($.36 per share)                   --        --       (1,634)        --           --       (1,634)
                                                       ------   -------      -------      -----         ----     --------

Balance at June 30, 1997                               $2,271   $28,924      $65,923      $(660)        $ --      $96,458
                                                       ======   =======      =======      =====         ====     ========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended
                                                                               June 30,
                                                                           1998         1997
                                                                       ----------------------
                                                                            (In thousands)

Cash flows from operating activities:
  Net income                                                              $6,485       $5,923
    Adjustments to reconcile net income to
      net cash provided by operating activities:
          Provisions for loan losses                                          75          125
          Depreciation and amortization, net                               1,108        1,216
          Foreclosed real estate (gains), losses and provisions, net          --          (22)
          Gain on sales of securities, net                                  (910)        (673)
          Gain on sales of loans                                            (304)        (306)
          Loss on sale of fixed assets                                        --           53
          Decrease in accrued interest receivable
            and other assets                                                 309          159
          Increase (decrease) in accrued taxes and expenses
            and other liabilities                                          5,644         (179)
                                                                        --------     --------

          Net cash provided by operating activities                       12,407        6,296
                                                                        --------     --------

Cash flows from investing activities:
  Maturities of investment securities available for sale                  33,179       33,685
  Purchases of investment securities available for sale                 (166,475)    (111,837)
  Sales of investment securities available for sale                       84,027       18,626
  Maturities of investment securities held to maturity                    46,053       30,034
  Purchases of investment securities held to maturity
    and FHLBB stock                                                       (1,564)        (250)
  Principal amortization of mortgage-backed investments
    available for sale                                                    16,084        2,901
  Proceeds from sale of portfolio loans, net                               9,600       11,613
  Loans originated and purchased, net of amortization and payoffs        (10,093)     (16,187)
  Purchases of bank premises and equipment, net                           (1,023)        (407)
  Sales of, and principal payments received on,
    foreclosed real estate                                                    --          425
                                                                        --------     --------

          Net cash provided by (used in) investing activities              9,788      (31,397)
                                                                        --------     --------

                                   (continued)

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (concluded)

                                                                          Six Months Ended
                                                                               June 30,
                                                                           1998         1997
                                                                       ----------------------
                                                                            (In thousands)

Cash flows from financing activities:
  Net increase in deposits                                                11,692       32,470
  Net decrease in borrowings with maturities of three
    months or less                                                       (28,017)     (31,975)
  Proceeds from long-term debt                                            11,336       29,792
  Issuance of common stock                                                   292           34
  Payments to acquire treasury stock                                      (5,093)          --
  Cash dividends paid                                                     (2,545)      (2,268)
                                                                         -------      -------

          Net cash (used in)  provided by financing activities           (12,335)      28,053
                                                                         -------      -------

Net change in cash and cash equivalents                                    9,860        2,952

Cash and cash equivalents, beginning
  of period                                                               16,180       16,429
                                                                         -------      -------

Cash and cash equivalents, end of period                                 $26,040      $19,381
                                                                         =======      =======

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Note 1.  Basis of Presentation

       General:

       Certain amounts have been reclassified in the June 30, 1997 financial statements to conform to the 1998 presentation.

       The consolidated interim financial statements of Medford Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Medford Savings Bank (the "Bank"), presented herein are intended to be read in conjunction with the consolidated financial statements presented in the Company's annual report for the year ended December 31, 1997.

       The consolidated financial information for the three and six months ended June 30, 1998 and 1997 is unaudited. In the opinion of management, however, the consolidated financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results to be expected for the entire year.

       Comprehensive Income:

       In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company has adopted these disclosure requirements for 1998 and retroactively for 1997.

       Earnings per share:

       In February 1997, FASB issued SFAS No. 128, "Earnings per Share," which requires that earnings per share be calculated on a basic and a dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options would increase shares outstanding but would not require an adjustment to income as a result of the conversion. SFAS No. 128 is effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all prior-period earnings per share data presented. Accordingly, the Company has restated all prior period earnings per share data presented herein.

Note 2.  Commitments

       At June 30, 1998 the Company had outstanding commitments to originate new residential and commercial real estate mortgage loans totalling approximately $18.1 million, which are not reflected on the consolidated balance sheet. Unadvanced funds on equity lines were $24.7 million, unadvanced construction loan funds were $12.8 million, and unadvanced funds on commercial lines of credit were $9.0 million at June 30, 1998.


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

Consolidated net income was $3,238,000, representing basic earnings per share of $0.72 ($0.68 diluted basis) for the three months ended June 30, 1998, compared to $3,092,000 and $0.68 ($0.65 diluted basis) for the comparable prior year period. This represents a 5.9% increase in basic earnings per share and an increase in net income of 4.7%.

Net interest income was $8,644,000 for the quarter ended June 30, 1998, up $191,000 or 2.3% from the comparable 1997 period, and represented a net interest margin of 3.23% compared to 3.30% for the comparable 1997 period. Net gain on sales of securities and loans totalled $543,000 for the 1998 second quarter compared to $714,000 for the same quarter in 1997.

Total operating expenses were $4,641,000 for the second quarter of 1998, up $74,000 or 1.6% from the comparable period in 1997. There was no provision for loan losses for the three month period ended June 30, 1998, as compared to $50,000 for the same prior year period.


                (Remainder of this page intentionally left blank)

      ITEM 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)

For the second quarter of 1998, the annualized return on assets was 1.16% and the annualized return on equity was 12.63%, compared to 1.16% and 13.17% for the comparable period in 1997.

Consolidated net income for the six months ended June 30, 1998 was $6,485,000, representing basic earnings per share of $1.43 ($1.36 diluted basis) compared to $5,923,000 and $1.30 ($1.25 diluted basis) for the same prior year period. Basic earnings per share increased 10.0% while consolidated net income increased 9.5% for the six month comparative periods. The increase in basic earnings per share for the six month comparison resulted, in part, from the implementation of our previously announced stock repurchase program as the number of shares outstanding has declined by 2% or 86,434 shares since June 30, 1997.

Net interest income totalled $17,449,000 for the six months ended June 30, 1998, up $574,000 or 3.4% from the comparable 1997 period, and represented a net interest margin of 3.23% compared to 3.29% for the six months ended June 30, 1997. The net gain on sales of securities and loans totalled $1,214,000 for the first six months of 1998 compared to $926,000 for the same period in 1997.

Total operating expenses were $9,352,000 for the first six months of 1998, up $161,000 or 1.8% from the $9,191,000 during the comparable period in 1997. The provision for loan losses for the six months ended June 30, 1998 was $75,000 compared to $125,000 for the same prior year period.

For the first six months of 1998, the annualized return on assets was 1.17% and the annualized return on equity was 12.72%, compared to 1.13% and 12.73% for the comparable period in 1997.

Total non-performing assets were $2,032,000 or 0.18% of total assets at June 30, 1998 compared to $1,774,000 or 0.16% of total assets at December 31, 1997. The allowance for loan losses at June 30, 1998 was $6,875,000, representing 338% of non-performing assets and 1.19% of total loans. At December 31, 1997, the allowance for loan losses was $6,733,000, representing 380% of non-performing assets and 1.17% of total loans. Other real estate owned remained unchanged from December 31, 1997 to June 30, 1998 at $48,000.

The Company had total assets of $1.1 billion and deposits of $833.4 million at June 30, 1998, and its capital ratio was 8.94%, exceeding all regulatory requirements. As compared to reported balances at December 31, 1997, investment securities at June 30, 1998 decreased $10.6 million or 2.1% to $502.8 million, total loans increased $942,000 or 0.2% to $578.5 million, deposits increased $11.7 million or 1.4% to $833.4 million, and borrowings decreased $16.7 million, or 8.1% to $189.1 million.

A more detailed discussion and analysis of the Company's financial condition and results of operations follows.

INVESTMENT SECURITIES
Investment securities consist of the following:

                                                        June 30,    December 31,
                                                          1998          1997
                                                          ----          ----
                                                             (In thousands)

Securities available for sale, at fair value             $436,580    $402,723
Securities held to maturity, at amortized cost             57,811     103,823
Restricted equity securities:
   Federal Home Loan Bank stock                             7,322       5,758
   Massachusetts Savings Bank Life Insurance stock          1,114       1,114
                                                         --------    --------
                                                         $502,827    $513,418
                                                         ========    ========

The amortized cost and fair value of investment securities, excluding restricted securities, at June 30, 1998 and December 31, 1997 with gross unrealized gains and losses, follows:

                                                      June 30, 1998
                                      -----------------------------------------
                                                    Gross     Gross
                                      Amortized  Unrealized Unrealized    Fair
                                         Cost       Gains     Losses      Value
                                         ----       -----     ------      -----
                                                    (In thousands)

Securities Available for Sale

Debt securities:

  Corporate bonds                      $183,784    $1,070     $(128)    $184,726
  Mortgage - backed                     183,481     1,053      (118)     184,416
  U.S. Government and
   federal agency                        65,947       321       (60)      66,208
                                       --------    ------     -----     --------
   Total debt securities                433,212     2,444      (306)     435,350

Marketable equity securities              1,305        --       (75)       1,230
                                       --------    ------     -----     --------
   Total securities
     available for sale                $434,517    $2,444     $(381)    $436,580
                                       ========    ======     =====     ========
Securities Held to Maturity

U.S. Government
  and federal agency                    $54,069      $234      $(13)     $54,290
Corporate bonds                           3,742         3        --        3,745
                                       --------    ------     -----     --------

Total securities
   held to maturity                     $57,811      $237      $(13)     $58,035
                                       ========    ======     =====     ========

                                                    December 31, 1997
                                      -----------------------------------------
                                                    Gross     Gross
                                      Amortized  Unrealized Unrealized    Fair
                                         Cost       Gains     Losses      Value
                                         ----       -----     ------      -----
                                                    (In thousands)
Securities Available for Sale

Debt securities:
  Corporate bonds                      $176,093    $1,102     $(107)    $177,088
  Mortgage - backed                     121,964       641      (158)     122,447
  U.S. Government and
   federal agency                        95,277       482      (232)      95,527
                                       --------    ------     -----     --------
   Total debt securities                393,334     2,225      (497)     395,062
Marketable equity securities              7,233       482       (54)       7,661
                                       --------    ------     -----     --------
   Total securities
      available for sale               $400,567    $2,707     $(551)    $402,723
                                       ========    ======     =====     ========

Securities Held to Maturity

U.S. Government
  and federal agency                    $95,052      $326      $(59)     $95,319
Corporate bonds                           8,771        12        --        8,783
                                       --------    ------     -----     --------

Total securities
  held to maturity                     $103,823      $338      $(59)    $104,102
                                       ========    ======     =====     ========


The amortized cost and fair value of debt securities by contractual maturity at June 30, 1998 are as follows:

                                                   June 30, 1998
                                 -----------------------------------------------
                                  Available for Sale          Held to Maturity
                                 --------------------       --------------------
                                 Amortized     Fair         Amortized     Fair
                                   Cost        Value           Cost       Value
                                 --------    --------       --------    --------
                                                   (In thousands)

Within 1 year                    $ 39,302    $ 39,288       $ 34,762    $ 34,827
After 1 year through 5 years      207,436     208,601         23,049      23,208
After 5 years through 10 years      2,993       3,045             --          --
                                 --------    --------       --------    --------
                                  249,731     250,934         57,811      58,035

Mortgage - backed securities      183,481     184,416             --          --
                                 --------    --------       --------    --------
                                 $433,212    $435,350       $ 57,811    $ 58,035
                                 ========    ========       ========    ========

The amortized cost and fair value of debt securities by contractual maturity at December 31, 1997 are as follows:

                                                  December 31, 1997
                                 -----------------------------------------------
                                  Available for Sale          Held to Maturity
                                 --------------------       --------------------
                                 Amortized     Fair         Amortized     Fair
                                   Cost        Value           Cost       Value
                                 --------    --------       --------     -------
                                                   (In thousands)

Within 1 year                    $ 46,073    $ 46,107       $ 69,689    $ 69,730
After 1 year through 5 years      217,230     218,451         34,134      34,372
After 5 years through 10 years      8,067       8,057             --          --
                                 --------    --------       --------     -------
                                  271,370     272,615        103,823     104,102

Mortgage - backed securities      121,964     122,447             --          --
                                 --------    --------       --------    --------
                                 $393,334    $395,062       $103,823    $104,102
                                 ========    ========       ========    ========

Investment securities decreased $10.6 million from $513.4 million at December 31, 1997 to $502.8 million at June 30, 1998. During the first six months of 1998, management continued its program to improve portfolio yield by reducing U.S. Government securities approximately $70 million as they matured or were sold and by increasing mortgage-backed securities approximately $62 million. Holdings of marketable equity securities declined $5.9 million during the six months just ended to $1.3 million at June 30, 1998, reflecting sales thus far this year. The net decline in investments was offset by reduced short-term borrowings as minimal spreads did not justify the interest rate risk. At June 30, 1998, the securities portfolio classified as "available for sale" reflected a $2.1 million appreciation in market value as a result of fluctuations in market rates as compared to $2.2 million at December 31, 1997. In accordance with the Company's asset-liability strategies, investment securities are generally short-term with maturities of five years or less.

Sales of notes and bonds produced gains of $291,000 during the 1998 second quarter and $577,000 for the six months ended June 30, 1998 compared to gains of $121,000 and $239,000 for the second quarter and six months ended June 30, 1997, respectively. Sales of equities produced gains of $106,000 during the 1998 second quarter and $332,000 year to date June 30, 1998 compared to gains of $287,000 and $434,000 for the second quarter and six months ended June 30, 1997, respectively.


             (The remainder of this page intentionally left blank.)

LOANS

   A summary of the Company's outstanding loan balances as of the dates indicated are as follows:

                                        June 30,        December 31,
                                         1998               1997
                                         ----               ----
                                             (In thousands)
 Mortgage loans on real estate:
   Residential 1-4 family              $408,511          $389,593
   Commercial                           116,327           124,094
   Construction                          22,319            21,989
   Second mortgages                       1,273             1,539
   Equity lines of credit                21,072            22,146
                                       --------          --------
                                        569,502           559,361

Less: Unadvanced construction
          loan funds                    (12,590)          (10,711)
                                       ---------         --------

                                        556,912           548,650
                                       --------          --------
Other loans:
   Commercial loans                      15,259            14,941
   Personal loans                         2,244             2,432
   Education and other                    2,941            10,499
                                       --------          --------
                                         20,444            27,872
                                       --------          --------

Add: Premium on loans acquired              240               270
     Net deferred fees                      923               785
                                       --------          --------
Total loans                             578,519           577,577

Less: Allowance for loan losses          (6,875)           (6,733)
                                       --------          --------
   Loans, net                          $571,644          $570,844
                                       ========          ========

While total loans outstanding at June 30, 1998 were essentially flat with the December 31, 1997 level, total real estate mortgage loans increased $10.1 million during the period, led by the residential 1-4 family category, up $18.9 million. Total new volume in this residential 1-4 family category amounted to $42.0 million, including substantial refinancings. This new volume was comprised of $19.3 million fixed rate and $22.7 million adjustable rate mortgages. During the 1998 second quarter, the Company sold $4.4 million of education loans, producing a gain of $146,000. This sale, combined with sales of $4.9 million in the first quarter of 1998, produced gains of $304,000 year to date. With this second quarter sale, the Company has effectively exited the student loan business due to profitability concerns. All other loan categories remained essentially stable during the quarter as new loan originations replaced amortization and payoffs, and as the Company continues to experience intense competition for loans within its geographic region.

NON-PERFORMING ASSETS

Total non-performing assets were $2.0 million, including $48,000 other real estate owned, at June 30, 1998, as compared to $1.8 million and $48,000, respectively, at December 31, 1997. As a percentage of assets, these non-performing assets equalled 0.18% and 0.16% at June 30, 1998 and December 31, 1997, respectively. It is the Company's general policy to place loans on a non-accrual basis when such loans become 90 days contractually delinquent or when the collectability of principal or interest payments becomes doubtful. When a loan is placed in non-accrual status, its interest income accrual ceases and all income previously accrued but unpaid is reversed.

In accordance with SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that the borrower will be unable to meet principal or interest payments as agreed in the original loan contract. The principal balance of impaired loans at June 30, 1998 was $2.0 million, all of which was included in the $2.0 million non-performing assets referenced in the preceding paragraph. The loan loss reserve allocated to these impaired loans was $171,000 at June 30, 1998.

ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses follows:

                                                Six Months Ended
                                       ----------------------------------
                                        June 30,                 June 30,
                                          1998                     1997
                                         ------                   ------
                                                 (In thousands)
Balance at the beginning
   of the period                       $  6,733                 $  7,231
Provisions                                   75                      125
Recoveries                                  219                       41
Less: Charge-offs                          (152)                    (429)
                                       --------                 --------

Balance at the end of the period       $  6,875                 $  6,968
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

The allowance for loan losses was $6.9 million at June 30, 1998, a reserve coverage of 347% of non-accrual loans and 1.19% of total loans. At December 31, 1997, the allowance for loan losses was $6.7 million representing 390% of non-accrual loans and 1.17% of total loans.

Management considers the allowance for loan losses to be adequate at June 30, 1998, although there can be no assurance that the allowance is adequate or that additional provisions will not be necessary.

DEPOSITS

Total deposits increased $11.7 million from December 31, 1997 levels to $833.4 million at June 30, 1998. This growth, largely achieved in the second quarter of 1998, was derived from increases in core savings and money market accounts while all other deposit categories experienced more modest change.

Generally, the Company's strategy is to maintain stable deposit rates and to increase deposit levels through selective core deposit and term deposit promotions. To retain core deposits, the Company continues to promote its "ComboPlus" account which combines a statement savings and a demand account. This "ComboPlus" account has contributed to an increase in both savings and demand deposits. During the quarter the Company also offered special rates on certain term deposit products.

The following table indicates the balances in various deposit accounts at the dates indicated.

                                        June 30,        December 31,
                                          1998              1997
                                          ----              ----
                                              (In thousands)

Demand accounts                         $ 48,315          $ 44,196
NOW accounts                              57,875            59,368
Savings & money market accounts          337,880           325,340
Term certificates                        389,328           392,802
                                        --------          --------
                                        $833,398          $821,706
                                        ========          ========

BORROWED FUNDS

Historically, the Company has selectively engaged in long-term borrowings to fund loans and has entered into short-term repurchase agreements to fund investment securities purchases. With the reductions in the investment portfolio during the first quarter of 1998, short-term borrowed funds have also decreased such that borrowed funds totalled $189.1 million at June 30, 1998, down $16.7 million from the $205.8 million reported at December 31, 1997.

STOCKHOLDERS' EQUITY

The Company's capital to assets ratio was 8.94% at both June 30, 1998 and December 31, 1997.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies, such as the Company, are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1997, the Company and the Bank met all capital adequacy requirements to be categorized as well capitalized. No conditions or events occurred during the six months of 1998 that management believes have changed the Company's or the Bank's category. Therefore, management believes as of June 30, 1998 that the Company and the Bank met all capital adequacy requirements to continue to be categorized as well capitalized.

The Company's book value at June 30, 1998 was $22.78 per share, compared with $22.35 per share at December 31, 1997.

                              RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998 vs QUARTER ENDED JUNE 30, 1997
NET INTEREST INCOME

Interest and dividend income from loans and investments increased $586,000 or 3.2% to $19.2 million for the 1998 second quarter when compared to the same quarter in 1997. For the 1998 second quarter, average earning assets totalled $1.07 billion, an increase of $46.2 million, or 4.5%, over the comparable average for 1997, with $42.2 million of that increase deriving from short and long-term investment securities and $4.0 million from loans. The annualized yields on earning assets were 7.15% and 7.24% for the second quarters in 1998 and 1997, respectively. The yield on investment securities was 6.22% for the second quarter 1998 as compared to 6.25% for the second quarter 1997. The Company purchased higher yielding mortgage-backed securities to replace matured and sold U.S. Government securities, thereby maintaining yield in a falling rate environment. Investments contributed $632,000 of additional interest and dividend income when comparing the second quarter of 1998 to the second quarter of 1997. The increase in the average balance on loans was offset by a yield decline from 8.05% to 7.96% such that actual interest income on loans was essentially unchanged.

Total interest expense for the three months ended June 30, 1998 was $10.5 million, reflecting an increase of $395,000 or 3.9% over the same period in 1997. This resulted, in part, from a $32.5 million increase in average interest bearing liabilities over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $12.6 million, and average borrowed funds growth of $19.9 million. Deposit growth in core savings and interest bearing transaction accounts at modestly higher rates was offset by a small decline in higher rate term deposits such that the average cost of deposits remained level with the 1997 period at 4.04%. Overall, interest expense on deposits increased $120,000 to $7.9 million. Interest expense on borrowed funds increased $275,000 while the cost declined 4 basis points to 5.81% in the second quarter of 1998 compared to the second quarter in 1997. The overall cost of interest bearing liabilities increased to 4.37% from 4.36% when comparing the two quarters.

Net interest income increased 2.3% or $191,000 to $8.6 million when comparing the second quarter in 1998 to the same quarter in 1997, despite a 10 basis point decline in the interest rate spread and a 7 basis point decline in the net interest margin. The increase in income is primarily due to increased levels of earning assets while the basis point declines in spread and margin reflect the changing mix of earning assets. The yield on earning assets declined 9 basis points to 7.15% in the second quarter 1998 versus the same quarter in 1997, while the cost of interest bearing liabilities increased by 1 basis point to 4.37%. This resulted in an interest rate spread and a net interest margin of 2.78% and 3.23%, respectively, for the three months ended June 30, 1998.

                              MEDFORD BANCORP, INC.

                              INTEREST RATE SPREAD

                                                           Three Months Ended
                                                               June 30,
                                                               --------

                                                           1998           1997
                                                           ----           ----

Weighted average yield earned on:

      Short-term investments                              5.34%          5.44%
      Investment securities                               6.22           6.25
      Loans                                               7.96           8.05
                                                          ----           ----

                  All earning assets                      7.15%          7.24%
                                                          -----          -----

Weighted average rate paid on:

      Deposits                                            4.04%          4.04%
      Borrowed funds                                      5.81           5.85
                                                          ----           ----

                  All interest-bearing liabilities        4.37%          4.36%
                                                          -----          -----

Weighted average rate spread                              2.78%          2.88%
                                                          -----          -----

Net interest margin                                       3.23%          3.30%
                                                          =====          =====


               (Remainder of this page intentionally left blank.)

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors, including the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non-performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at June 30, 1998, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

The Company recorded no provision for loan losses for the second quarter of 1998 compared to $50,000 provided for the second quarter of 1997. Net loan recoveries for the three months ended June 30, 1998 totalled $89,000 compared to net loan charge-offs of $24,000 for the same period in 1997.

OTHER INCOME

Other income, such as customer service fees and gains and losses on sales of assets totalled $1,262,000 in the second quarter of 1998 as compared to $1,288,000 in the second quarter of 1997. See related discussions under "Investment Securities" and "Loans" included in "Management's Discussion and Analysis" in Item 2 of Part I of this report.

OPERATING EXPENSES

Operating expenses were $4.6 million, an increase of $74,000 or 1.6% for the three months ended June 30, 1998 compared to the same period in 1997. The most significant increases were in salaries and employee benefits, up $107,000 or 4.2%, while all other operating expenses were $33,000 or 1.6% lower as the Company continues to manage for operating efficiencies. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, was 1.67% for the three months ended June 30, 1998, as compared to 1.72% for the 1997 comparable period. The Company continues to focus on cost containment with the intent to be a low cost provider of high quality banking products and services.


             (The remainder of this page intentionally left blank.)

SIX MONTHS ENDED JUNE 30, 1998 vs SIX MONTHS ENDED JUNE 30, 1997
NET INTEREST INCOME

Interest and dividend income from loans and investments increased $1.8 million or 4.9% to $38.6 million for the first half of 1998 compared to the same period in 1997. Over the first half of 1998, average earning assets totalled $1.08 billion, an increase of $56.8 million, or 5.6%, over the comparable average for 1997, with $48.7 million of that increase deriving from short and long-term investment securities and $8.1 million from loans. The yield on earning assets equalled 7.17% and 7.21% for the six months ended June 30, 1998 and 1997, respectively. The yield on investment securities was 6.23% for the first half of 1998 and for the same period in 1997. The Company purchased higher yielding mortgage-backed securities to replace matured and sold U.S. Government securities, thereby maintaining yield in a falling rate environment. Investments contributed $1.5 million of additional interest and dividend income when comparing the first six months of 1998 to the same period in 1997. The increase in the average balance on loans, partially offset by a 1 basis point yield decline to 7.98%, caused interest income on loans to increase $289,000 to total $23.1 million thus far in 1998.

Total interest expense for the six months ended June 30, 1998 was $21.1 million, reflecting an increase of $1.2 million or 6.2% over the same period in 1997. This resulted, in part, from a $42.9 million increase in average interest bearing liabilities over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $15.8 million and average borrowed funds growth of $27.1 million. Deposit growth occurred in all major categories of deposit products with total interest expense thereon increasing $440,000 to $15.6 million. For the first six months of 1998, the weighted average cost of interest bearing deposits was 4.04% compared to 4.01% for the comparable 1997 period. Interest expense on borrowed funds increased $793,000 while the cost remained constant at 5.84%. The overall cost of interest bearing liabilities increased to 4.39% from 4.33% when comparing the two periods.

Net interest income increased 3.4% or $574,000 to $17.4 million for the first half of 1998 relative to the same period in 1997, despite a 10 basis point decline in the interest rate spread and a 6 basis point decline in the net interest margin. The increase in interest income is primarily due to increased levels of earning assets while the basis point declines in interest spread and margin reflect the changing mix of earning assets and of interest bearing liabilities. The interest rate spread and net interest margin were 2.78% and 3.23% respectively for the six months ended June 30, 1998.


             (The remainder of this page intentionally left blank.)

MEDFORD BANCORP,  INC.

                              INTEREST RATE SPREAD

                                                            Six Months Ended
                                                               June 30,
                                                               --------

                                                           1998           1997
                                                           ----           ----

Weighted average yield earned on:

      Short-term investments                              5.33%          5.21%
      Investment securities                               6.23           6.23
      Loans                                               7.98           7.99
                                                          ----           ----

                  All earning assets                      7.17%          7.21%
                                                          -----          -----

Weighted average rate paid on:

      Deposits                                            4.04%          4.01%
      Borrowed funds                                      5.84           5.84
                                                          ----           ----

                  All interest-bearing liabilities        4.39%          4.33%
                                                          -----          -----

Weighted average rate spread                              2.78%          2.88%
                                                          -----          -----

Net interest margin                                       3.23%          3.29%
                                                          =====          =====


               (Remainder of this page intentionally left blank.)

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors including the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non-performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at June 30, 1998, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

The Company recorded a $75,000 provision for loan losses for the first half of 1998 compared to $125,000 provided for the same period in 1997. Net loan recoveries for the six months ended June 30, 1998 totalled $67,000 compared to net charge-offs of $388,000 for the same period in 1997.

OTHER INCOME

Other income, such as customer service fees and gains and losses on sales of assets, equalled $2.6 million in the first half of 1998 as compared to $2.3 million in the same period in 1997. See related discussions under "Investment Securities" and "Loans" included in "Management's Discussion and Analysis" in
Item 2 of Part I of this report.

OPERATING EXPENSES

Operating expenses were $9.4 million, an increase of $161,000 or 1.8% for the six months ended June 30, 1998 compared to the same period in 1997. The most significant increases were in salaries and employee benefits, up $210,000 or 4.1%, while all other operating expenses were $49,000 or 1.2% lower as the Company continues to manage for operating efficiencies. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets was 1.68% for the six months ended June 30, 1998, as compared to 1.75% for the prior year comparable period. The Company continues to focus on cost containment with the intent to be a low cost provider of high quality banking products and services.


             (The remainder of this page intentionally left blank.)

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

      Management continually seeks to optimize deposit growth while controlling the Company's cost of funds. Sales oriented programs to attract new depositors and the cross-selling of various products to its existing customer base are currently in place, although not to the same extent as the first half of 1997. Management reviews, on an ongoing basis, possible new products, with particular attention to products and services which will assist retention of the Company's base of lower-costing deposits.

      Maturities and sales of investment securities provide significant liquidity to the Company. The Company's policy of purchasing debt instruments generally maturing within five years reduces market risk in the bond portfolio while providing significant cash flow. For the six months ended June 30, 1998, cash flow from maturities and sales of securities was $163.3 million compared to $82.3 million for the six months ended June 30, 1997. Principal payments received on mortgage-backed investments during the six months ended June 30, 1998 and 1997 totalled $16.1 million and $2.9 million, respectively. During periods of high interest rates, maturities in the bond portfolio have provided significant liquidity at a lower cost than borrowings.

      Amortization and pay-offs of the loan portfolio also contribute significant liquidity to the Company. Traditionally, the amortization and payoffs have been reinvested into loans. When payoff rates exceed origination rates, excess liquidity from loan payoffs is shifted into the investment portfolio.

      The Company also uses borrowed funds as a source of liquidity. These borrowings generally contribute toward funding over-all loan growth. At June 30, 1998 the Company's outstanding borrowings from the FHLBB were $126.4 million, as compared to $110.1 million at December 31, 1997. The Company also utilizes repurchase agreements as a source of funding when management deems market conditions to be conducive to such activities. Repurchase agreements totalled $60.8 million at June 30, 1998 as compared to $93.6 million at December 31, 1997.

      Commitments to originate residential and commercial real estate mortgage loans at June 30, 1998, excluding unadvanced construction funds of $12.8 million, were $18.1 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

                         LIQUIDITY AND CAPITAL RESOURCES
                                   (continued)

      Purchases of securities during the six months ended June 30, 1998 totalled $168.0 million consisting of debt instruments generally maturing in less than five years and equities. This compares with purchases of $112.1 million for the six months ended June 30, 1997.

      Residential and commercial real estate mortgage loan originations for the six months ended June 30, 1998 totalled $45.9 million, compared with $46.9 million for the six months ended June 30, 1997.

      The Company's capital position (total stockholders' equity) was $101.5 million or 8.94% of total assets at June 30, 1998 virtually equal to the $101.5 million or 8.94% of total assets at December 31, 1997. During the first six months of 1998, the Company purchased 118,584 shares of its common stock in accordance with its previously announced stock purchase program. The total cost of $5.1 million has been recorded as Treasury Stock in the Capital section of the Company's balance sheet. The Company's capital position continues to exceed all regulatory requirements.


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

      In addition to attracting deposits, the Company has selectively borrowed funds using advances from the FHLBB and, upon occasion, reverse repurchase agreements. These funds have generally been used to purchase loans typically having a matched repricing date.

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

                              Year 2000 Disclosure

      For a discussion of the Company's position regarding Year 2000 issues, see
Item 7 of Part II of the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1997.

      Since December 31, 1997, the Company has continued to address Year 2000 issues, has initiated formal communications to determine the extent to which the Company may be vulnerable to any failures by its service providers and other third party vendors to remedy their own Year 2000 issues, and has engaged a consultant to assist in developing contingency plans.

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

      There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 1998 from those presented in the Company's 1997 Annual Report.


             (The remainder of this page intentionally left blank.)

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

           The Company's annual meeting of stockholders was held on April 28, 1998 (the "Annual Meeting"). The presence, in person or by proxy, of at least a majority of the total number of issued and outstanding shares of the Company's common stock, $.50 par value per share (the "Common Stock"), was necessary to constitute a quorum for the transaction of business at the 1998 Annual Meeting. There were 4,549,298 shares of Common Stock issued, outstanding and eligible to vote as of March 2, 1998. A total of 3,876,300.323 shares of Common Stock were present in person or by proxy at the 1998 Annual Meeting, constituting a quorum.

           At the 1998 Annual Meeting, the stockholders elected the following three individuals as Directors of the Company to serve until the 2001 annual meeting of stockholders, with the following votes cast:

                                                                BROKER NON-VOTES
           NOMINEE                          FOR       WITHHELD  AND ABSTENTIONS
           -------                          ---       --------  ---------------

           Paul J. Crowley             3,840,273.413  36,026.91         0
           Edward J. Gaffey            3,839,686.644  36,613.659        0
           Andrew D. Guthrie, Jr. M.D. 3,841,424.455  34,875.868        0

           The following additional Directors of the Company continued as Directors after the 1998 Annual Meeting: Edward D. Brickley, David
           L. Burke, Mary Lou Doherty, Robert A. Havern, III, Arthur H. Meehan, Eugene R. Murray, and Francis D. Pizzella.

           In addition, at the 1998 Annual Meeting, the stockholders approved the amendment of the Company's Amended Articles of Organization by the addition of a new Article VI(K) limiting the liability of the Company's Directors, with the following votes cast:

                      FOR               AGAINST            ABSTAIN
                      ---               -------            -------
                 3,742,959.596             0                  0

ITEM 5  -  Other Information

           Not applicable

ITEM 6  -  Exhibits and Reports on Form 8-K

           (a) Exhibits

               Exhibit      Description
               -------      -----------
                 27         Financial Data Schedule

           (b) Reports on Form 8-K

               The Company filed a report on Form 8-K dated April 30, 1998 (date of earliest event reported) reporting that, following stockholder approval, the Company amended its Amended Articles of Organization by adding a new Article VI(K), which limits the liability of the Company's Directors.


             (The remainder of this page intentionally left blank.)

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MEDFORD BANCORP, INC.


Date:   August 6, 1998


        /s/ Arthur H. Meehan
        -----------------------------------------
        Arthur H. Meehan
        Chairman, President and Chief Executive Officer


Date:   August 6, 1998


        /s/ Phillip W. Wong
        -----------------------------------------
        Phillip W. Wong
        Executive Vice President, Treasurer and Chief Financial Officer


                                  EXHIBIT INDEX

               Exhibit      Description
               -------      -----------
                 27         Financial Data Schedule