Form 10-Q
period 1998-09-30
MEDFORD BANCORP INC
filed 1998-11-12
CIK 1049895

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

       (Mark One)
( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter period ended          September 30, 1998
                                      ------------------

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

           29 High Street
           --------------
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

         YES      X                              NO
         ---      -                              --

The number of shares outstanding of Medford Bancorp, Inc.'s common stock, $0.50 par value per share, as of September 30, 1998 was 8,717,328.

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS                                             PAGE

           Consolidated Balance Sheets........................................1

           Consolidated Statements of Income................................2-5

           Consolidated Statements of Changes in Stockholders' Equity.........6

           Consolidated Statements of Cash Flow.............................7-8

           Notes to Consolidated Financial Statements......................9-10

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................11-31

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK.......................................................32

PART II    OTHER INFORMATION

ITEM 1  -  Legal Proceedings.................................................33

ITEM 2  -  Changes in Securities and Use of Proceeds.........................33

ITEM 3  -  Defaults Upon Senior Securities...................................33

ITEM 4  -  Submission of Matters to a Vote of Security Holders...............33

ITEM 5  -  Other Information.................................................33

ITEM 6  -  Exhibits and Reports on Form 8-K..................................33

           SIGNATURES........................................................34

           Exhibit Index.....................................................34

PART I     FINANCIAL INFORMATION
ITEM 1  -  Financial Statements

                              MEDFORD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                          September 30,     December 31,
                                                                                              1998              1997
                                                                                          -------------     ------------
                                                                                                  (In thousands)
ASSETS
  Cash and due from banks                                                                    $15,451           $13,376
  Short-term investments                                                                       1,226             2,804
                                                                                              ------            ------
    Cash and cash equivalents                                                                 16,677            16,180
                                                                                              ------            ------
  Investment securities available for sale                                                   456,298           402,723
  Investment securities held to maturity                                                      41,057           103,823
  Restricted equity securities                                                                 8,436             6,872

  Loans                                                                                      585,098           577,577
    Less allowance for loan losses                                                            (6,876)           (6,733)
                                                                                               -----             -----
      Loans, net                                                                             578,222           570,844
                                                                                             -------           -------
  Banking premises and equipment, net                                                         11,676            10,738
  Accrued interest receivable                                                                  9,028             9,472
  Goodwill and deposit-based intangibles                                                       5,094             5,748
  Other assets                                                                                 7,614             9,172
                                                                                              ------            ------
TOTAL ASSETS                                                                              $1,134,102        $1,135,572
                                                                                          ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                                                  $839,381          $821,706
  Short-term borrowings                                                                       49,437            95,670
  Long-term debt                                                                             136,445           110,109
  Accrued taxes and expenses                                                                   2,680             3,988
  Other liabilities                                                                            3,058             2,589
                                                                                               -----             -----
    Total liabilities                                                                      1,031,001         1,034,062
                                                                                           ---------         ---------
Stockholders' equity:
  Serial preferred stock, $.50 par value, 5,000,000 shares authorized;
    none issued                                                                                   --                --
  Common stock, 15,000,000 shares authorized;
    $.50 par value, 9,122,596 and 4,541,148 shares issued, respectively                        4,561             2,271
  Additional paid-in capital                                                                  26,370            28,977
  Retained earnings                                                                           75,585            68,938
                                                                                              ------            ------
                                                                                             106,516           100,186
  Treasury stock, at cost (405,268 shares)                                                    (8,409)               --
  Accumulated other comprehensive income                                                       4,994             1,324
                                                                                              ------            ------
    Total stockholders' equity                                                               103,101           101,510
                                                                                             -------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $1,134,102        $1,135,572
                                                                                          ==========        ==========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                Three Months Ended
                                                                                                   September 30,
                                                                                              -----------------------
                                                                                               1998             1997
                                                                                              ------           ------
                                                                                               (Dollars in thousands,
                                                                                               except per share data)
Interest and dividend income:
  Interest and fees on loans                                                                 $11,372          $11,638
  Interest on debt securities                                                                  7,627            7,221
  Dividends on equity securities                                                                 158              204
  Interest on short-term investments                                                              41               51
                                                                                                 ---              ---
     Total interest and dividend income                                                       19,198           19,114
                                                                                              ------           ------
Interest expense:
  Interest on deposits                                                                         8,132            8,104
  Interest on short-term borrowings                                                              820              817
  Interest on long-term debt                                                                   1,924            1,664
                                                                                               -----            -----
     Total interest expense                                                                   10,876           10,585
                                                                                              ------           ------
Net interest income                                                                            8,322            8,529
Provision for loan losses                                                                         --               --
                                                                                               -----            -----
Net interest income, after provision for loan losses                                           8,322            8,529
                                                                                               -----            -----
Other income:
  Customer service fees                                                                          469              505
  Gain on sales of securities, net                                                               186              119
  Gain on sale of loans                                                                           53               --
  Miscellaneous                                                                                  247              140
                                                                                                 ---              ---
     Total other income                                                                          955              764
                                                                                                ----             ----
Operating expenses:
  Salaries and employee benefits                                                               2,813            2,589
  Occupancy and equipment                                                                        551              571
  Data processing                                                                                353              354
  Professional fees                                                                              141              188
  Amortization of intangibles                                                                    293              302
  Advertising and marketing                                                                      177              156
  Other general and administrative                                                               491              637
                                                                                                 ---              ---
     Total operating expenses                                                                  4,819            4,797
                                                                                               -----            -----
Income before income taxes                                                                     4,458            4,496
Provision for income taxes                                                                     1,625            1,786
                                                                                               -----            -----
     Net income                                                                               $2,833           $2,710
                                                                                              ======           ======

                                   (continued)

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (concluded)

                                                                                               Three Months Ended
                                                                                                  September 30,
                                                                                             -----------------------
                                                                                              1998             1997
                                                                                             ------           ------
                                                                                              (Dollars in thousands,
                                                                                              except per share data)
Earnings per share:
  Basic                                                                                        $0.32            $0.30
  Diluted                                                                                      $0.31            $0.28

Cash dividends declared  per share                                                             $0.10            $0.09

Weighted average shares outstanding
  Basic                                                                                    8,802,423        9,082,296
  Diluted                                                                                  9,260,803        9,549,652

See accompanying notes to consolidated financial statements.

               (Remainder of this page intentionally left blank.)

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                 Nine Months Ended
                                                                                                   September 30.
                                                                                              -----------------------
                                                                                               1998             1997
                                                                                              ------           ------
                                                                                               (Dollars in thousands,
                                                                                               except per share data)
Interest and dividend income:
  Interest and fees on loans                                                                 $34,462          $34,439
  Interest on debt securities                                                                 22,762           20,749
  Dividends on equity securities                                                                 397              524
  Interest on short-term investments                                                             139              157
                                                                                                 ---              ---
     Total interest and dividend income                                                       57,760           55,869
                                                                                              ------           ------
Interest expense:
  Interest on deposits                                                                        23,754           23,286
  Interest on short-term borrowings                                                            2,802            2,783
  Interest on long-term debt                                                                   5,433            4,396
                                                                                               -----            -----
     Total interest expense                                                                   31,989           30,465
                                                                                              ------           ------
Net interest income                                                                           25,771           25,404
Provision for loan losses                                                                         75              125
                                                                                                  --              ---
Net interest income, after provision for loan losses                                          25,696           25,279
                                                                                              ------           ------
Other income:
  Customer service fees                                                                        1,423            1,492
  Gain on sales of securities, net                                                             1,096              792
  Gain on sale of loans                                                                          357              306
  Miscellaneous                                                                                  692              463
                                                                                                 ---              ---
     Total other income                                                                        3,568            3,053
                                                                                               -----            -----
Operating expenses:
  Salaries and employee benefits                                                               8,116            7,684
  Occupancy and equipment                                                                      1,678            1,726
  Data processing                                                                              1,064            1,053
  Professional fees                                                                              401              451
  Amortization of intangibles                                                                    884              908
  Advertising and marketing                                                                      402              457
  Other general and administrative                                                             1,626            1,709
                                                                                               -----            -----
     Total operating expenses                                                                 14,171           13,988
                                                                                              ------           ------
Income before income taxes                                                                    15,093           14,344
Provision for income taxes                                                                     5,775            5,711
                                                                                               -----            -----
     Net income                                                                               $9,318           $8,633
                                                                                              ======           ======

                                   (continued)

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (concluded)

                                                                                                Nine Months Ended
                                                                                                  September 30.
                                                                                             -----------------------
                                                                                              1998             1997
                                                                                             ------           ------
                                                                                              (Dollars in thousands,
                                                                                              except per share data)
Earnings per share:
  Basic                                                                                        $1.04            $0.95
  Diluted                                                                                      $0.99            $0.91

Cash dividends declared  per share                                                             $0.30            $0.27

Weighted average shares outstanding
  Basic                                                                                    8,968,329        9,079,918
  Diluted                                                                                  9,458,855        9,523,538

See accompanying notes to consolidated financial statements.

               (Remainder of this page intentionally left blank.)

                              MEDFORD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                          Accumulated
                                                                Additional                   Other
                                       Comprehensive  Common      Paid In     Retained   Comprehensive  Treasury
                                           Income      Stock      Capital     Earnings       Income       Stock        Total
                                          --------   ---------   ---------    ---------    ---------    ---------    ---------
                                                                           (In thousands)

Balance at December 31, 1997                          $2,271      $28,977      $68,938       $1,324      $    --      $101,510
Comprehensive income:
  Net income                               $ 9,318        --           --        9,318           --           --         9,318
  Unrealized gain (loss) on available
    for-sale securities, net of tax
    and reclassification adjustment          3,670        --           --           --        3,670           --         3,670
                                           -------
  Comprehensive income                     $12,988
                                           =======
Purchase of treasury stock                                --           --           --           --       (9,255)       (9,255)
Issuance of common stock under
  stock option plan and related income
  tax benefits                                            20         (337)          --           --          846           529
Stock Split (2 for 1)                                  2,270       (2,270)          --           --           --            --
Cash dividends declared ($.30 per share)                  --           --       (2,671)          --           --        (2,671)
                                                      ------      -------      -------       ------      -------      --------
Balance at September 30, 1998                         $4,561      $26,370      $75,585       $4,994      $(8,409)     $103,101
                                                      ======      =======      =======       ======      =======      ========

                                                                                          Accumulated
                                                                Additional                   Other
                                       Comprehensive  Common      Paid In     Retained   Comprehensive  Treasury
                                           Income      Stock      Capital     Earnings       Income       Stock        Total
                                          --------   ---------   ---------    ---------    ---------    ---------    ---------
                                                                           (In thousands)

Balance at December 31, 1996                          $2,267      $28,848      $61,634       ($228)      $   --       $92,521
Comprehensive income:
  Net income                               $8,633         --           --        8,633          --           --         8,633
  Unrealized gain (loss) on available
    for-sale securities, net of tax
    and reclassification adjustment           956         --           --           --         956           --           956
                                           ------
  Comprehensive income                     $9,589
                                           ======
Issuance of common stock under
  stock option plan and related income
  tax benefits                                             4           76           --          --           --            80
Cash dividends declared ($.27 per share)                  --           --       (2,452)         --           --        (2,452)
                                                      ------      -------      -------       -----       ------       -------
Balance at September 30, 1997                         $2,271      $28,924      $67,815        $728       $   --       $99,738
                                                      ======      =======      =======       =====       ======       =======

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                              ------------------------
                                                                                               1998              1997
                                                                                              ------            ------
                                                                                                   (In thousands)
Cash flows from operating activities:
  Net income                                                                                  $9,318            $8,633
    Adjustments to reconcile net income to
      net cash provided by operating activities:
          Provisions for loan losses                                                              75               125
          Depreciation and amortization, net                                                   1,698             1,721
          Foreclosed real estate (gains), losses and provisions, net                             (22)              (22)
          Gain on sales of securities, net                                                    (1,096)             (792)
          Gain on sales of loans                                                                (357)             (306)
          Loss on sale of fixed assets                                                            --                53
          Increase in accrued interest receivable
            and other assets                                                                    (567)           (1,170)
          Increase (decrease) in accrued taxes and expenses
            and other liabilities                                                                102                90
                                                                                              ------           -------
          Net cash provided by operating activities                                            9,151             8,332
                                                                                              ------           -------
Cash flows from investing activities:
  Maturities of investment securities available for sale                                      42,180            43,685
  Purchases of investment securities available for sale                                     (228,473)         (147,094)
  Sales of investment securities available for sale                                          114,888            19,428
  Maturities of investment securities held to maturity                                        62,803            34,034
  Purchases of investment securities held to maturity
    and FHLBB stock                                                                           (1,564)             (740)
  Principal amortization of mortgage-backed investments
    available for sale                                                                        24,787             5,427
  Proceeds from sale of portfolio loans, net                                                  11,209            11,613
  Loans originated and purchased, net of amortization and payoffs                            (18,314)          (31,127)
  Purchases of bank premises and equipment, net                                               (1,679)             (842)
  Sales of, and principal payments received on,
    foreclosed real estate                                                                        69               425
                                                                                              ------           -------
          Net cash provided by (used in) investing activities                                  5,906           (65,191)
                                                                                              ------           -------

                                   (continued)

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (concluded)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                              ------------------------
                                                                                               1998              1997
                                                                                              ------            ------
                                                                                                   (In thousands)
Cash flows from financing activities:
  Net increase in deposits                                                                    17,675            32,042
  Net decrease in borrowings with maturities of three
    months or less                                                                           (46,233)          (16,308)
  Proceeds from long-term debt                                                                26,336            44,792
  Issuance of common stock                                                                       356                34
  Payments to acquire treasury stock                                                          (9,255)               -
  Cash dividends paid                                                                         (3,439)           (3,086)
                                                                                             -------           -------
          Net cash (used in)  provided by financing activities                               (14,560)           57,474
                                                                                             -------           -------
Net change in cash and cash equivalents                                                          497               615

Cash and cash equivalents, beginning
  of period                                                                                   16,180            16,429
                                                                                             -------           -------
Cash and cash equivalents, end of period                                                     $16,677           $17,044
                                                                                             =======           =======

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Note 1.  Basis of Presentation

      General:
      Certain amounts have been reclassified in the September 30, 1997 financial statements to conform to the 1998 presentation and to reflect the two-for-one stock split in the form of a stock dividend distributed on September 15, 1998.

      The consolidated interim financial statements of Medford Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Medford Savings Bank (the "Bank"), presented herein are intended to be read in conjunction with the consolidated financial statements presented in the Company's annual report for the year ended December 31, 1997.

      The consolidated financial information for the three months and the nine months ended September 30, 1998 and 1997 is unaudited. In the opinion of management, however, the consolidated financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results to be expected for the entire year.

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

      Earnings per share:
      On September 15, 1998, the Company paid a two-for-one stock split in the form of a stock dividend. All current and prior period per share data have been restated herein to reflect this split.

      In February 1997, FASB issued SFAS No. 128, "Earnings per Share," which requires that earnings per share be calculated on a basic and a dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options would increase shares outstanding but would not require an adjustment to income as a result of the conversion. SFAS No. 128 is effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all prior-period earnings per share data presented. Accordingly, the Company has restated all prior period earnings per share data presented herein.

Note 2.  Commitments

      At September 30, 1998 the Company had outstanding commitments to originate new residential and commercial real estate mortgage loans totalling approximately $826,000 which are not reflected on the consolidated balance sheet. Unadvanced funds on equity lines of credit were $25.5 million, unadvanced construction loan funds were $15.6 million, and unadvanced funds on commercial lines of credit were $9.5 million at September 30, 1998.

       ITEM 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

GENERAL

This form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, changes in the size and nature of the Company's competition, uncertainties relating to the ability of the Company and its suppliers, vendors and other third parties to resolve Year 2000 issues in a timely manner, and changes in the assumptions used in making such forward-looking statements.

Consolidated net income was $2,833,000, representing basic earnings per share of $0.32 ($0.31 diluted basis) for the three months ended September 30, 1998, compared to $2,710,000 and $0.30 ($0.28 diluted basis) for the comparable prior year period. This represents a 6.7% increase in basic earnings per share, a 10.7% increase in fully diluted earnings per share, and an increase in net income of 4.5%. The increase in basic and fully diluted earnings per share for the three month comparison resulted, in part, from the implementation of our previously announced stock repurchase program.

Net interest income was $8,322,000 for the quarter ended September 30, 1998, as compared to $8,529,000 for the comparable 1997 period, and represented a net interest margin of 3.11% compared to 3.29% for the comparable 1997 period. Net gains on sales of securities and loans totalled $239,000 for the 1998 third quarter compared to $119,000 for the same quarter in 1997.

Total operating expenses were $4,819,000 for the third quarter of 1998, up $22,000 or 0.5% from the comparable period in 1997. There were no provisions for loan losses for the three month periods ended September 30, 1998 and 1997, respectively.

      ITEM 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)

For the third quarter of 1998, the annualized return on assets was 1.00% and the annualized return on equity was 11.17%, compared to 0.98% and 10.98% for the comparable period in 1997.

Consolidated net income for the nine months ended September 30, 1998 was $9,318,000, representing basic earnings per share of $1.04 ($0.99 diluted basis) compared to $8,633,000 and $0.95 ($0.91 diluted basis) for the same prior year period. Basic earnings per share increased 9.5%, fully diluted earnings per share increased 8.8%, and consolidated net income increased 7.9% from the same period in 1997. The increases in basic and fully diluted earnings per share for the nine month comparison resulted, in part, from the implementation of our previously announced stock repurchase program.

Net interest income totalled $25,771,000 for the nine months ended September 30, 1998, up $367,000 or 1.4% from the comparable 1997 period, and represented a net interest margin of 3.19% compared to 3.29% for the nine months ended September 30, 1997. The net gain on sales of securities and loans totalled $1,453,000 for the first nine months of 1998 compared to $1,098,000 for the same period in 1997.

Total operating expenses were $14,171,000 for the first nine months of 1998, up $183,000 or 1.3% from the $13,988,000 incurred during the comparable period in 1997. The provision for loan losses for the nine months ended September 30, 1998 was $75,000 compared to $125,000 for the same prior year period.

For the first nine months of 1998, the annualized return on assets was 1.11% and the annualized return on equity was 12.20%, compared to 1.08% and 12.13% for the comparable period in 1997.

Total non-performing assets were $1,907,000 or 0.17% of total assets at September 30, 1998 compared to $1,774,000 or 0.16% of total assets at December 31, 1997. The allowance for loan losses at September 30, 1998 was $6,876,000, representing 361% of non-performing assets and 1.18% of total loans. At December 31, 1997, the allowance for loan losses was $6,733,000, representing 380% of non-performing assets and 1.17% of total loans. Other real estate owned was $135,000 at September 30, 1998 compared to $48,000 at December 31, 1997.

The Company had total assets of $1.1 billion and deposits of $839.4 million at September 30, 1998, and its capital to assets ratio was 9.09%, exceeding all regulatory requirements. As compared to reported balances at December 31, 1997, investment securities at September 30, 1998 decreased $7.6 million or 1.5% to $505.8 million, total loans increased $7.5 million or 1.3% to $585.1 million, deposits increased $17.7 million or 2.2% to $839.4 million, and borrowings decreased $19.9 million or 9.7% to $185.9 million.

A more detailed discussion and analysis of the Company's financial condition and results of operations follows.

INVESTMENT SECURITIES
Investment securities consist of the following:
                                                     September 30,  December 31,
                                                         1998          1997
                                                     -------------  ------------
                                                            (In thousands)

Securities available for sale, at fair value           $456,298      $402,723
Securities held to maturity, at amortized cost           41,057       103,823
Restricted equity securities:
     Federal Home Loan Bank stock                         7,322         5,758
     Massachusetts Savings Bank Life Insurance stock      1,114         1,114
                                                       --------      --------
                                                       $505,791      $513,418
                                                       ========      ========

The amortized cost and fair value of investment securities, excluding restricted securities, at September 30, 1998 and December 31, 1997 with gross unrealized gains and losses, follows:

                                              September 30, 1998
                                ------------------------------------------------
                                               Gross       Gross
                                Amortized   Unrealized   Unrealized     Fair
                                  Cost         Gains       Losses       Value
                                  ----         -----       ------       -----
                                                (In thousands)

Securities Available for Sale

Debt securities:
  Corporate bonds               $187,207     $  2,736     $    (36)    $189,907
  Mortgage - backed              190,900        3,544           (1)     194,443
  U.S. Government and
    federal agency                68,097        2,423           --       70,520
                                --------     --------     --------     --------
     Total debt securities       446,204        8,703          (37)     454,870

Marketable equity securities       1,837            2         (411)       1,428
                                --------     --------     --------     --------
     Total securities
       available for sale       $448,041     $  8,705        $(448)    $456,298
                                ========     ========     ========     ========
Securities Held to Maturity

U.S. Government
   and federal agencies         $ 41,057     $    433     $     --     $ 41,490
                                --------     --------     --------     --------
Total securities
   held to maturity             $ 41,057     $    433     $     --     $ 41,490
                                ========     ========     ========     ========

                                               December 31, 1997
                                -----------------------------------------------
                                               Gross       Gross
                                Amortized   Unrealized   Unrealized     Fair
                                  Cost         Gains       Losses       Value
                                  ----         -----       ------       -----
                                                (In thousands)
Securities Available for Sale

Debt securities:
  Corporate bonds               $176,093    $  1,102     $   (107)     $177,088
  Mortgage - backed              121,964         641         (158)      122,447
  U.S. Government and
    federal agency                95,277         482         (232)       95,527
                                --------    --------     --------      --------
     Total debt securities       393,334       2,225         (497)      395,062
Marketable equity securities       7,233         482          (54)        7,661
                                --------    --------     --------      --------
     Total securities
        available for sale      $400,567    $  2,707     $   (551)     $402,723
                                ========    ========     ========      ========
Securities Held to Maturity

U.S. Government
  and federal agency            $ 95,052    $    326     $    (59)     $ 95,319
Corporate bonds                    8,771          12           --         8,783
                                --------    --------     --------      --------
Total securities
  held to maturity              $103,823    $    338     $    (59)     $104,102
                                ========    ========     ========      ========


The amortized cost and fair value of debt securities by contractual maturity at September 30, 1998 are as follows:

                                                September 30, 1998
                                 ---------------------------------------------
                                  Available for Sale        Held to Maturity
                                 --------------------      -------------------
                                 Amortized      Fair       Amortized     Fair
                                   Cost         Value        Cost        Value
                                 ---------      -----      ---------     -----
                                                (In thousands)

Within 1 year                    $ 47,321     $ 47,518     $ 25,049    $ 25,254
After 1 year through 5 years      197,814      202,215       16,008      16,236
After 5 years through 10 years     10,169       10,694           --          --
                                 --------     --------     --------    --------
                                  255,304      260,427       41,057      41,490

Mortgage - backed securities      190,900      194,443           --          --
                                 --------     --------     --------    --------
                                 $446,204     $454,870     $ 41,057    $ 41,490
                                 ========     ========     ========    ========

The amortized cost and fair value of debt securities by contractual maturity at December 31, 1997 are as follows:

                                               December 31, 1997
                                 -----------------------------------------------
                                  Available for Sale        Held to Maturity
                                 --------------------      -------------------
                                 Amortized      Fair       Amortized     Fair
                                   Cost         Value        Cost        Value
                                 ---------      -----      ---------     -----
                                                (In thousands)

Within 1 year                    $ 46,073     $ 46,107     $ 69,689    $ 69,730
After 1 year through 5 years      217,230      218,451       34,134      34,372
After 5 years through 10 years      8,067        8,057           --          --
                                 --------     --------     --------    --------
                                  271,370      272,615      103,823     104,102

Mortgage - backed securities      121,964      122,447           --          --
                                 --------     --------     --------    --------
                                 $393,334     $395,062     $103,823    $104,102
                                 ========     ========     ========    ========

Investment securities decreased $7.6 million from $513.4 million at December 31, 1997 to $505.8 million at September 30, 1998. During the first nine months of 1998, management continued its program to improve portfolio yield by reducing U.S. Government securities approximately $81 million (amortized cost) as they matured or were sold and by increasing mortgage-backed securities approximately $69 million (amortized cost). Holdings of marketable equity securities declined $5.4 million during the nine months just ended to $1.8 million at September 30, 1998. The net decline in investments was offset by reduced short-term borrowings as minimal spreads did not justify the interest rate risk. At September 30, 1998, the securities portfolio classified as "available for sale" reflected a $8.3 million appreciation in market value as a result of fluctuations in market rates as compared to $2.2 million at December 31, 1997. In accordance with the Company's asset-liability strategies, investment securities are generally short-term with maturities of five years or less.

Sales of securities produced gains of $186,000 during the 1998 third quarter compared to gains of $119,000 for the third quarter ended September 30, 1997. Sales of securities produced gains of $1,096,000 and $792,000 for the nine months ended September 30, 1998 and 1997, respectively.

LOANS

     The following is a summary of the Company's outstanding loan balances as of the dates indicated:

                                         September 30,      December 31,
                                             1998               1997
                                            ------             ------
                                                 (In thousands)
 Mortgage loans on real estate:
   Residential 1-4 family                  $420,232           $389,593
   Commercial                               110,360            124,094
   Construction                              27,112             21,989
   Second mortgages                           1,160              1,539
   Equity lines of credit                    20,575             22,146
                                          ---------          ---------
                                            579,439            559,361
Less: Unadvanced construction
         loan funds                         (14,889)           (10,711)
                                          ---------          ---------
                                            564,550            548,650
                                          ---------          ---------
Other loans:
   Commercial loans                          15,599             14,941
   Personal loans                             2,207              2,432
   Education and other                        1,515             10,499
                                          ---------          ---------
                                             19,321             27,872
                                          ---------          ---------
Add: Premium on loans acquired                  238                270
       Net deferred fees                        989                785
                                          ---------          ---------
Total loans                                 585,098            577,577

Less: Allowance for loan losses              (6,876)            (6,733)
                                          ---------          ---------
   Loans, net                              $578,222           $570,844
                                          =========          =========

Total loans outstanding at September 30, 1998 increased $7.5 million or 1.3% to $585.1 million when compared to the December 31, 1997 level. Total real estate mortgage loans increased $15.9 million during the period, led by the residential 1-4 family category, up $30.6 million. 1998 year-to-date new volume in this residential 1-4 family category amounted to $111.0 million, including substantial refinancings. This new volume was comprised of $51.9 million fixed rate and $59.1 million adjustable rate mortgages. Commercial real estate loans (excluding construction loans) were $110.4 million at September 30, 1998 compared to $124.1 million at December 31, 1997, a decline of $13.7 million or 11.1%. This decline reflects increasingly intense price competition over the nine month period. Construction loans, net of unadvanced funds, were relatively flat when comparing balances at September 30, 1998 to those at December 31, 1997. Unadvanced construction loan funds rose $4.2 million, however, as the Company recently granted new lines for residential subdivisions within its' market region. During the 1998 third quarter, the Company sold $1.6 million of education loans, producing a gain of $53,000. This sale, combined with sales of $9.3 million in the first half of 1998, produced gains of $357,000 year to date. All other loan categories remained essentially stable during the quarter as new loan originations replaced amortization and payoffs, and as the Company continues to experience intense competition for loans within its geographic region.

NON-PERFORMING ASSETS

Total non-performing assets were $1.9 million, including $135,000 in other real estate owned, at September 30, 1998, as compared to $1.8 million and $48,000, respectively, at December 31, 1997. As a percentage of assets, these non-performing assets equalled 0.17% and 0.16% at September 30, 1998 and December 31, 1997, respectively. It is the Company's general policy to place loans on a non-accrual basis when such loans become 90 days contractually delinquent or when the collectability of principal or interest payments becomes doubtful. When a loan is placed in non-accrual status, its interest income accrual ceases and all income previously accrued but unpaid is reversed.

In accordance with SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that the borrower will be unable to meet principal or interest payments as agreed in the original loan contract. The principal balance of impaired loans at September 30, 1998 was $1.8 million, all of which was included in the $1.9 million non-performing assets referenced in the preceding paragraph. The loan loss reserve allocated to these impaired loans was $160,000 at September 30, 1998.

ALLOWANCE FOR LOAN LOSSES

The following is a summary of the activity in the allowance for loan losses for the indicated periods:

                                                      Nine Months Ended
                                                     -------------------
                                               September 30,     September 30,
                                                   1998              1997
                                                  ------            ------
                                                        (In thousands)
Balance at the beginning
   of the period                                 $  6,733          $  7,231
Provisions                                             75               125
Recoveries                                            221                59
Less: Charge-offs                                    (153)            ( 814)
                                                 --------          --------
Balance at the end of the period                 $  6,876          $  6,601
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

The allowance for loan losses was $6.9 million at September 30, 1998, a reserve coverage of 388% of non-accrual loans and 1.18% of total loans. At December 31, 1997, the allowance for loan losses was $6.7 million, representing 390% of non-accrual loans and 1.17% of total loans.

Management considers the allowance for loan losses to be adequate at September 30, 1998, although there can be no assurance that the allowance is adequate or that additional provisions will not be necessary.

DEPOSITS

Total deposits increased $17.7 million from December 31, 1997 levels to $839.4 million at September 30, 1998. This growth was principally derived from increases in core savings and money market accounts while all other deposit categories experienced more modest change.

Generally, the Company's strategy is to maintain stable deposit rates and to increase deposit levels through selective core deposit and term deposit promotions. To retain core deposits, the Company continues to promote its "ComboPlus" account which combines a statement savings and a demand account. This "ComboPlus" account has contributed to an increase in both savings and related demand deposits. During the quarter the Company also offered special rates on certain term deposit products.

The following table indicates the balances in various deposit accounts at the dates indicated.

                                                September 30,     December 31,
                                                     1998             1997
                                                    ------           ------
                                                        (In thousands)

Demand accounts                                   $ 42,257          $ 44,196
NOW accounts                                        60,564            59,368
Savings & money market accounts                    338,857           325,340
Term certificates                                  397,703           392,802
                                                  --------          --------
                                                  $839,381          $821,706
                                                  ========          ========

BORROWED FUNDS

Historically, the Company has selectively engaged in long-term borrowings to fund loans and has entered into short-term repurchase agreements to fund investment securities purchases. With the reductions in the investment portfolio during the first quarter of 1998, short-term borrowed funds have also decreased such that borrowed funds totalled $185.9 million at September 30, 1998, down $19.9 million from the $205.8 million reported at December 31, 1997.

STOCKHOLDERS' EQUITY

The Company's capital to assets ratio was 9.09% at September 30, 1998 compared to 8.94% at December 31, 1997.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to average assets (as defined). Management believes as of September 30, 1998 that the Company and the Bank met all capital adequacy requirements to continue to be categorized as well capitalized.

The Company's book value at September 30, 1998 was $11.83 per share, compared with $11.18 per share at December 31, 1997.

                              RESULTS OF OPERATIONS

QUARTER ENDED September 30, 1998 vs QUARTER ENDED September 30, 1997 NET INTEREST INCOME

Interest and dividend income from loans and investments increased $84,000 or 0.4% to $19.2 million for the 1998 third quarter when compared to the same quarter in 1997. For the 1998 third quarter, average earning assets totalled $1.09 billion, an increase of $34.4 million, or 3.3%, over the comparable average for 1997, with $30.5 million of that increase deriving from short and long-term investment securities and $3.9 million from loans. The annualized yields on earning assets were 7.07% and 7.27% for the third quarters in 1998 and 1997, respectively. The yield on investment securities was 6.21% for the third quarter 1998 as compared to 6.32% for the third quarter 1997. The Company purchased higher yielding mortgage-backed securities to replace matured and sold U.S. Government securities, thereby protecting yield in a falling rate environment. Investments contributed $350,000 of additional interest and dividend income when comparing the third quarter of 1998 to the third quarter of 1997. The increase in the average balance on loans was more than offset by a yield decline from 8.06% to 7.82% such that actual interest income on loans was $266,000 lower for the third quarter 1998 compared to the same quarter in 1997.

Total interest expense for the three months ended September 30, 1998 was $10.9 million, reflecting an increase of $291,000 or 2.8% over the same period in 1997. This resulted, in part, from a $30.4 million increase in average interest bearing liabilities over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $10.1 million, and average borrowed funds growth of $20.3 million. Deposit growth in core savings and interest bearing transaction accounts at modestly higher rates was partially offset by a small decline in higher rate term deposits such that the average cost of deposits declined to 4.06% from 4.10% for the third quarters of 1998 and 1997, respectively. Overall, interest expense on deposits increased $28,000 to $8.1 million. Interest expense on borrowed funds increased $263,000 on higher outstanding balances while the cost decreased to 5.77% for the third quarter of 1998 from 5.85% for the comparable quarter of 1997. The overall cost of interest bearing liabilities decreased to 4.39% from 4.41% when comparing the two quarters.

Net interest income decreased 2.4% or $207,000 to $8.3 million when comparing the third quarter in 1998 to the same quarter in 1997, concurrent with an 18 basis point decline in both the interest rate spread and in the net interest margin. The decrease in net interest income, spread and net interest margin are primarily due to reduced yields on earning assets, reflecting lower market rates generally, while interest rates on deposits remained more stable. The yield on earning assets declined 20 basis points to 7.07% in the third quarter in 1998 versus the same quarter in 1997, while the cost of interest bearing liabilities declined by 2 basis points to 4.39%. This resulted in an interest rate spread and a net interest margin of 2.68% and 3.11%, respectively, for the three months ended September 30, 1998.

                              MEDFORD BANCORP, INC.

                              INTEREST RATE SPREAD

                                                           Three Months Ended
                                                              September 30,
                                                              -------------

                                                          1998            1997
                                                          ----            ----

Weighted average yield earned on:

      Short-term investments                              5.36%           5.21%
      Investment securities                               6.21            6.32
      Loans                                               7.82            8.06
                                                          ----            ----

                  All earning assets                      7.07%           7.27%
                                                          -----           -----

Weighted average rate paid on:

      Deposits                                            4.06%           4.10%
      Borrowed funds                                      5.77            5.85
                                                          ----            ----

                  All interest-bearing liabilities        4.39%           4.41%
                                                          -----           -----

Weighted average rate spread                              2.68%           2.86%
                                                          -----           -----

Net interest margin                                       3.11%           3.29%
                                                          =====           =====

               (Remainder of this page intentionally left blank.)

PROVISION FOR LOAN LOSSES

For discussion of the methodologies utilized in establishing and maintaining the provision and the reserve for loan losses, see "Allowance for Loan Losses" on page 17-18 herein.

The Company did not record provisions for loan losses for the third quarters of 1998 and 1997. Net loan recoveries for the three months ended September 30, 1998 totalled $2,000 compared to net loan charge-offs of $1,000 for the same period in 1997.

OTHER INCOME

Other income, such as customer service fees and gains and losses on sales of assets totalled $955,000 in the third quarter of 1998 as compared to $764,000 in the third quarter of 1997. See related discussions under "Investment Securities" and "Loans" included in "Management's Discussion and Analysis" in Item 2 of Part I of this report.

OPERATING EXPENSES

Operating expenses were $4.8 million, an increase of $22,000 or 0.5% for the three months ended September 30, 1998 compared to the same period in 1997. The most significant increases were in salaries and employee benefits, up $224,000 or 8.7%, reflecting, in part, commissions paid on residential mortgages issued and sold. All other operating expenses were $202,000 or 9.1% lower as the Company continues to manage for operating efficiencies. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, was 1.69% for the three months ended September 30, 1998, as compared to 1.74% for the 1997 comparable period. The Company continues to focus on cost containment with the intent to be a low cost provider of high quality banking products and services.


             (The remainder of this page intentionally left blank.)

NINE MONTHS ENDED September 30, 1998 vs NINE MONTHS ENDED September 30, 1997 NET INTEREST INCOME

Interest and dividend income from loans and investments increased $1.9 million or 3.4% to $57.8 million for the nine months ended September 30, 1998 compared to the same period in 1997. Over this nine month period, average earning assets totalled $1.08 billion, an increase of $49.2 million, or 4.8%, over the comparable average for 1997, with $42.5 million of that increase deriving from short and long-term investment securities and $6.7 million from loans. The yield on earning assets equalled 7.14% and 7.23% for the nine months ended September 30, 1998 and 1997, respectively. The yield on investment securities was 6.22% for the nine month period ended September 30, 1998 compared to 6.26% for the same period in 1997. The Company purchased higher yielding mortgage-backed securities to replace matured and sold U.S. Government securities, thereby protecting yield in a falling rate environment. Investments contributed $1.9 million of additional interest and dividend income when comparing the first nine months of 1998 to the same period in 1997. The increase in the average balance on loans, partially offset by a 9 basis points yield decline to 7.93%, caused interest income on loans to increase $23,000 to total $34.5 million thus far in 1998.

Total interest expense for the nine months ended September 30, 1998 was $32.0 million, reflecting an increase of $1.5 million or 5.0% over the same period in 1997. This resulted, in part, from a $38.7 million increase in average interest bearing liabilities over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $13.9 million and average borrowed funds growth of $24.8 million. Deposit growth occurred in all major categories of deposit products with total interest expense thereon increasing $468,000 to $23.8 million. For the first nine months of 1998, the weighted average cost of interest bearing deposits was 4.05% compared to 4.04% for the comparable 1997 period. Interest expense on borrowed funds increased $1.1 million to $8.2 million for the first nine months of 1998 compared to the same period in 1997 while the cost declined 3 basis points to 5.82%. The overall cost of interest bearing liabilities increased to 4.39% from 4.35% when comparing the two periods.

Net interest income increased 1.4% or $367,000 to $25.8 million for the first nine months of 1998 relative to the same period in 1997, despite a 13 basis point decline in the interest rate spread and a 10 basis point decline in the net interest margin. The increase in interest income is primarily due to increased levels of earning assets while the basis point declines in interest spread and margin reflect the changing mix of earning assets and of interest bearing liabilities. The interest rate spread and net interest margin were 2.75% and 3.19%, respectively, for the nine months ended September 30, 1998.


                (The remainder of this page intentionally left blank.)

MEDFORD BANCORP, INC.

                              INTEREST RATE SPREAD

                                                            Nine Months Ended
                                                              September 30,
                                                              -------------

                                                           1998           1997
                                                           ----           ----

Weighted average yield earned on:

      Short-term investments                               5.34%          5.21%
      Investment securities                                6.22           6.26
      Loans                                                7.93           8.02
                                                           ----           ----

                  All earning assets                       7.14%          7.23%
                                                           -----          -----

Weighted average rate paid on:

      Deposits                                             4.05%          4.04%
      Borrowed funds                                       5.82           5.85
                                                           ----           ----

                  All interest-bearing liabilities         4.39%          4.35%
                                                           -----          -----

Weighted average rate spread                               2.75%          2.88%
                                                           -----          -----

Net interest margin                                        3.19%          3.29%
                                                           =====          =====

               (Remainder of this page intentionally left blank.)

PROVISION FOR LOAN LOSSES

For discussion of the methodologies utilized in establishing and maintaining the provision and the reserve for loan losses, see "Allowance for Loan Losses" on page 17-18 herein.

The Company recorded a $75,000 provision for loan losses for the first nine months of 1998 compared to $125,000 provided for the same period in 1997. Net loan recoveries for the nine months ended September 30, 1998 totalled $68,000 compared to net charge-offs of $755,000 for the same period in 1997.

OTHER INCOME

Other income, such as customer service fees and gains and losses on sales of assets, equalled $3.6 million in the first nine months of 1998 as compared to $3.1 million in the same period in 1997. See related discussions under "Investment Securities" and "Loans" included in "Management's Discussion and Analysis" in Item 2 of Part I of this report.

OPERATING EXPENSES

Operating expenses were $14.2 million, an increase of $183,000 or 1.3% for the nine months ended September 30, 1998 compared to the same period in 1997. The most significant increases were in salaries and employee benefits, up $432,000 or 5.6%, reflecting, in part, commissions on residential mortgages issued and sold. All other operating expenses were $249,000 or 3.9% lower as the Company continues to manage for operating efficiencies. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets was 1.69% for the nine months ended September 30, 1998, as compared to 1.75% for the prior year comparable period. The Company continues to focus on cost containment with the intent to be a low cost provider of high quality banking products and services.


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

      Management continually seeks to optimize deposit growth while controlling the Company's cost of funds. Sales oriented programs to attract new depositors and the cross-selling of various products to its existing customer base are currently in place, although not to the same extent as the first nine months of 1997. Management reviews, on an ongoing basis, possible new products, with particular attention to products and services which will assist retention of the Company's base of lower-costing deposits.

      Maturities and sales of investment securities provide significant liquidity to the Company. The Company's policy of purchasing debt instruments generally maturing within five years reduces market risk in the bond portfolio while providing significant cash flow. For the nine months ended September 30, 1998, cash flow from maturities and sales of securities was $219.9 million compared to $97.1 million for the nine months ended September 30, 1997. Principal payments received on mortgage-backed investments during the nine months ended September 30, 1998 and 1997 totalled $24.8 million and $5.4 million, respectively. During periods of high interest rates, maturities in the bond portfolio have provided significant liquidity at a lower cost than borrowings.

      Amortization, pay-offs and sales of loans also contribute significant liquidity to the Company. Traditionally, the amortization and payoffs have been reinvested into loans. When payoff rates exceed origination rates, excess liquidity from loan payoffs is shifted into the investment portfolio.

      The Company also uses borrowed funds as a source of liquidity. These borrowings generally contribute toward funding over-all loan growth. At September 30, 1998 the Company's outstanding borrowings from the FHLBB were $136.4 million, as compared to $110.1 million at December 31, 1997. The Company also utilizes repurchase agreements as a source of funding when management deems market conditions to be conducive to such activities. Repurchase agreements totalled $48.7 million at September 30, 1998 as compared to $93.6 million at December 31, 1997.

      Commitments to originate residential and commercial real estate mortgage loans at September 30, 1998, excluding unadvanced construction funds of $15.6 million, were $826,000. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

                         LIQUIDITY AND CAPITAL RESOURCES
                                   (continued)

      Purchases of securities during the nine months ended September 30, 1998 totalled $230.0 million consisting of debt instruments generally maturing in less than five years and equities. This compares with purchases of $147.8 million for the nine months ended September 30, 1997.

      Residential and commercial real estate mortgage loan originations for the nine months ended September 30, 1998 totalled $134.3 million, compared with $85.5 million for the nine months ended September 30, 1997.

      The Company's capital position (total stockholders' equity) was $103.1 million or 9.09% of total assets at September 30, 1998 as compared to $101.5 million or 8.94% of total assets at December 31, 1997. During the first nine months of 1998, the Company purchased 444,968 shares of its common stock at a cost of $9.3 million in accordance with its previously announced stock repurchase program. The net cost of $8.4 million, reflecting reissuance of $900,000 treasury stock under the Company's Stock Option Plan, has been recorded as Treasury Stock in the Capital section of the Company's balance sheet. The Company's capital position continues to exceed all regulatory requirements.


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

      The Company actively manages its liability portfolio in order to effectively plan and manage growth and maturities of deposits. Management recognizes the need for strict attention to all deposits. Accordingly, plans for growth of all deposit types are reviewed regularly. Programs are in place which are designed to build multiple relationships with customers and to enhance the Company's ability to retain deposits at controlled rates of interest, and management has adopted a policy of reviewing interest rates on an ongoing basis on all deposit accounts, in order to manage deposit growth and interest costs.

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

                              Year 2000 Disclosure

The Year 2000 (Y2K) issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems may recognize the year 2000 as 1900, or, not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly.

A Year 2000 Task Force Committee (Task Force) represented by members of senior management was formed in 1997 and is responsible for year 2000 compliance. Diligent efforts, with management's full understanding and participation, are being conducted by the Company to address Y2K concerns that affect its operations. It is understood that Y2K compliance is the objective of these efforts and that compliance shall mean that all of the internal sytems will be able to function normally with dates prior to, during, or after the year 2000. Addtitionally, compliance shall also include out-sourced systems upon which the Company relies for normal bank operations. The Company will monitor compliance efforts of these vendors to adequately assess readiness and will seek written assurances from vendors of critical systems.

To become Y2K compliant, the Company is following the Federal Financial Institutions Examination Council (FFIEC) interagency statement of Year 2000 project management issued May 1997. The statement outlines five phases essential to the Year 2000 remediation process. The Company's Year 2000 Task Force prepared a "Year 2000 Action Plan" to define the tasks and monitor its progress in each of the five phases. The five phases and the Company's status in its efforts in completing each follows:

1. Awareness Phase - To define the Y2K problem, gain executive level support for resources, establish a Y2K program team, and develop an overall strategy that encompasses potentially affected systems. The Year 2000 Task Force was formed in 1997 and has prepared a Year 2000 Action Plan to address the Y2K problem. The Task Force has established and is maintaining ongoing communications with employees, management, the Board of Directors and customers on Y2K awareness and understanding. Progress updates on Y2K compliance are provided to the Board of Directors and its Committees on a quarterly basis. The Year 2000 committee has also established a "Customer Awareness Program" to provide updates and assurance to its customer base on its efforts and progress on Y2K readiness. Communication, training and awareness is ongoing and will continue throughout the Y2K remediation process.

2. Assessment Phase - Assess the size and complexity of the problem, identify all hardware, software, networks, ATM's, and other various processing platforms. The assessment also includes non-information systems dependent upon upon embedded microchips. The Task Force has identified its third party vendor (Third Party) of data processing for teller platform, deposit and loan information systems as its critical computer application. The Task Force and Third Party have established and are maintaining significant monitoring efforts of the their Y2K compliance progress through newletters, user group interface and direct communication. Additionally, the Task Force has also assessed and prepared inventories of all non-critical software and hardware information systems and non-computer related equipment. The inventories outline actions to be taken, including the need for repair and/or replacement, need for testing and establishment of contingency plans as deemed appropriate. Major vendors identified in this assessment phase have been contacted and requested to provide written correspondence on Y2K readiness and progress.

3. Renovation Phase - Includes code enhancements, hardware and software upgrades, system replacements, vendor certifications, and other associated changes. A Remediation Contingency Plan for the Third Party computer application was prepared and received during the third quarter of 1998. The Task Force is continuing its efforts to develop its Third Party Business Resumption Contingency Plan which outlines how the Company would resume business if unanticipated problems arise from non-performance of the Third Party. In August 1998, the Third Party's "Year 2000 Outsourcing Solution" was certified by the Information Technology Association of America (ITAA). ITAA*2000 is the industry's century date change certification program that examines processes and methods used by companies to perform their Year 2000 software conversions. The Company and Third Party have successfully completed a conversion to the "Year 2000 Outsourcing Solution" the year 2000-ready platform in early October 1998. The Company is currently in the midst of replacement of in-house software and hardware identified in its assessment phase and anticipates it will be substantially complete before year-end 1998.

4. Validation Phase - Includes testing of incremental changes and upgrades to hardware and software components. The Task Force has prepared a "Year 2000 Test Plan" (Test Plan) document that defines the environment, methodology, human and financial resources, critical test dates and scheduled testing dates for Third Party and in-house software and hardware. The Test Plan incorporates the Third Party's Year 2000 20XX proxy testing plan which outline the objectives, scope and schedule for testing of their applications in the first quarter of 1999. In conjunction with the Task Force's Test Plan, the Company has established an in-house laboratory for testing Y2K readiness of all internal non-critical software and hardware systems. Plans, test scripts, and actual testing dates for the internal non-critical software and hardware systems are expected to be completed by year-end 1998.

5. Implementation Phase - In this phase, systems should be certified as Year 2000 compliant and be accepted by the Company. Given the Company's schedule for renovation and validation, certification of Year 2000 compliance is anticipated to be completed by the summer of 1999.

The Company's efforts to become Y2K compliant are being monitored by its federal banking regulators. Failure to be Y2k compliant could subject the Company to formal supervisory or enforcement actions.

Spending for the Year 2000 compliance effort during the first nine months ended 1998 approximate $20,000 and have been expensed as incurred. Additional costs of $5,000 for the balance of 1998 and $50,000 for 1999 are expected to be expensed as incurred. Based upon currently available information, these amounts will not have a material impact on the Company's on-going results of operations. A substantial part of the Year 2000 compliance effort will be accomplished by reallocation of existing personnel and resources. In addition, investments in new software and hardware planned by the Company in 1998 fall within the ordinary course of business of maintaining industry technology standards, and are not considered to be incremental to the Company within the context of the Year 2000 project.

If the efforts initiated by the Task Force are not completed on time, third parties experience Year 2000 compliance problems, and customer related Year 2000 issues arise, no assurance can be given with respect to the cost or timing of such efforts or any potential adverse effects on the Company's business, financial condition or results of operations.

The preceeding "Year 2000" discussion contains various forward-looking statements which represent the Company's beliefs and expectations regarding future events. When used in the Year 2000 discussion, the words "believes", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the phases of the Plan; its estimated costs; and its belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.


              (The remainder of this page intentionally left blank.

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

There have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 1998 from those presented in the Company's 1997 Annual Report.

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

          Not applicable

ITEM 5  - Other Information

          Not applicable

ITEM 6  - Exhibits and Reports on Form 8-K

          (a) Exhibits

              Exhibit      Description
              -------      -----------
                27         Financial Data Schedule

          (b) Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the three month period ended September 30, 1998.


             (The remainder of this page intentionally left blank.)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MEDFORD BANCORP, INC.


Date:   November 12, 1998


        /s/ Arthur H. Meehan
        ------------------------------------
        Arthur H. Meehan
        Chairman, President and Chief Executive Officer

Date:   November 12, 1998


        /s/ Phillip W. Wong
        ------------------------------------
        Phillip W. Wong
        Executive Vice President, Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX

               Exhibit      Description
               -------      -----------
                 27         Financial Data Schedule