Form 10-K
period 1998-12-31
MEDFORD BANCORP INC
filed 1999-03-24
CIK 1049895

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    (Mark One)
     |X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
     |_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________


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

                            ------------------------

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

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on March 1, 1999, on the NASDAQ National Market was $139,131,252. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

      As of March 1, 1999, 8,364,330 shares of the registrant's common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Medford Bancorp, Inc. Definitive Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 1999 are incorporated by reference into Parts I and III of this Form 10-K.

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

Established as a Massachusetts savings bank in 1869, the Bank converted from mutual to stock form on March 18, 1986 and issued 3,680,000 shares of common stock. The Bank is principally engaged in the business of attracting deposits from the general public, originating residential and commercial real estate mortgages, consumer and commercial loans, and investing in securities on a continuous basis. For a detailed description of the Company's business and financial information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report. The Bank is headquartered in Medford, Massachusetts, which is located approximately seven miles north of downtown Boston. The Bank principally offers its products and services through a network of seventeen banking offices located in Medford, Malden, Arlington, Belmont, Burlington, North Reading, Tewksbury, Waltham, and Wilmington. The Bank's primary market area includes these communities as well as other cities and towns in Middlesex County and the surrounding area north of Boston.

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

Federal Deposit Insurance Corporation. The FDIC insures the Bank's deposit accounts to the $100,000 maximum per separately insured account. As a state-chartered, FDIC-insured nonmember savings bank, the Bank is subject to regulation, examination, and supervision by the FDIC and to reporting requirements of the FDIC. The FDIC has adopted requirements setting minimum standards for capital adequacy. Pursuant to FDIC requirements, the Bank must maintain a Tier 1 capital to risk-weighted assets ratio of 4.00% and a total capital to risk-weighted assets ratio of 8.00%. The FDIC also imposes a leverage capital ratio of at least 3.00% for the most highly rated banks and a leverage capital ratio between 4.00% and 5.00% for other banks. The Bank exceeded all applicable requirements at December 31, 1998. Furthermore, under the capital standards established pursuant to the FDIC Improvement Act of 1991 ("FDICIA"), the Bank is currently well-capitalized.

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

Federal Deposit Insurance Corporation Improvement Act of 1991. FDICIA made extensive changes to the federal banking laws. Among other things, FDICIA requires federal bank regulatory agencies to take prompt corrective action to address the problems of, and imposes significant restrictions on, under-capitalized banks. With certain exceptions, FDICIA prohibits state banks from making equity investments and engaging, as principals, in activities which are not permissible for national banks, such as insurance underwriting. FDICIA required banks to divest any impermissible equity investments by December 19, 1996. FDICIA also amends federal statutes governing extensions of credit to directors, executive officers and principal shareholders of banks, savings associations and their holding companies, limits the aggregate amount of depository institutions' loans to insiders to the amount of the institution's unimpaired capital and surplus, restricts depository institutions that are not well-capitalized from accepting brokered deposits without an express waiver from the FDIC, and imposes certain advance notice requirements before closing a branch office. Pursuant to the FDICIA, the FDIC has adopted a framework of risk-based deposit insurance assessments that take into account different categories and concentrations of bank assets and liabilities. Effective January 1999, the FDIC revised its regulations relating to FDICIA to generally ease the ability of state nonmember banks and their subsidiaries to engage in certain activities not permissible for a national bank, such as real estate development.

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

Other Activities

The Bank owns stock in The Savings Bank Life Insurance Company of Massachusetts ("SBLI"). The Bank sells life insurance and tax-deferred annuities and sold over $1.5 million in SBLI annuities in 1998, making it the top seller of this product in Massachusetts.

The Bank provides safe deposit services at nine of its branches.

The Bank originates 30-year, fixed-rate, residential 1-4 family loans in correspondent relationships with third parties such as Plymouth Mortgage Company and Chase Manhattan Mortgage Corporation, whereby the Bank originates loans in exchange for an origination fee. The Bank does not retain the servicing rights for these loans.

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

Competition for the attraction and retention of deposits arises primarily from commercial banks, other thrift institutions, and credit unions having a presence within and around the market area served by the Bank's main office and its community branch and ATM network. There are approximately 200 of these financial institutions in the Bank's market area. In addition, the Company competes with regional and national firms which offer stocks, bonds, mutual funds and other investment alternatives to the general public. The Company competes on its ability to satisfy such requirements of savers and investors as product alternatives, competitive rates, liquidity, service quality, convenience, and safety against loss of principal and earnings.

Management believes that the Company's emphasis on personal service and convenience, coupled with active involvement within the communities it serves, contributes to its ability to compete successfully.

Employees

As of December 31, 1998, the Bank employed 213 full-time staff, including 44 officers, and 86 part-time staff. None of the Bank's employees is represented by a labor union. The Company has no officers or employees separate from the Bank.

Executive Officers of the Company and Bank

The executive officers of the Company and/or the Bank, their positions with the Company and/or the Bank and their ages as of February 28, 1999 are as follows:

Name                   Age      Position

Arthur H. Meehan        63      President and Chief Executive Officer of the
                                Company and the Bank; Chairman of the Board of Directors of the Company and the Bank

Phillip W. Wong         49      Executive Vice President, Chief Financial
                                Officer and Treasurer of the Company; Executive
                                Vice President and Chief Financial Officer of the Bank

George A. Bargamian     50      Senior Vice President of the Bank (Retail)

Name                   Age      Position

Eric B. Loth            56      Senior Vice President of the Bank (Lending)

William F. Rivers       43      Senior Vice President of the Bank
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

ITEM 2. PROPERTIES

All of the Bank's branches located in Medford (except for the West Medford branch), the branch located in Arlington, and the Malden Center, Maplewood and Oak Grove branches located in Malden, and the Tewksbury branch, located in Tewksbury, are owned by the Bank. All other branches are leased from unrelated third parties. The Company also owns a building that houses the Company's finance department. The Company also owns an office building currently housing the Company's lending and certain administrative offices. Additional space in this building is leased to third parties, and the remainder is available for the Bank's expansion needs. Subject to the foregoing, the Company believes that its properties are adequate for its present needs.

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

NONE.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's (and, prior to the Reorganization, the Bank's) common stock is quoted on the Nasdaq National Market System under the symbol "MDBK." The following table sets forth cash dividends declared on common stock and the high and low closing prices for the quarters indicated. All prices set forth below are based on information provided by the National Association of Securities Dealers, Inc.

                                        Common Stock Sale Prices (1)
                                        ----------------------------    Dividends Declared (1)
                                            High           Low                Per Share
                                            ----           ---                ---------
               1998  1st quarter           $22           $17 3/4               $0.10
                     2nd quarter            22 1/8        20 1/4                0.10
                     3rd quarter            21 1/4        16 1/8                0.10
                     4th quarter            18 3/4        13 1/2                0.20

               1997  1st quarter           $14 7/8       $12 1/4               $0.09
                     2nd quarter            15 1/4        12 3/8                0.09
                     3rd quarter            18            14 5/8                0.09
                     4th quarter            21            17                    0.18

At March 1, 1999, according to the Company's transfer agent, the Company had approximately 1,161 record holders of its common stock. The number of holders of record does not reflect the number of persons or entities who or which held their stock in nominee or "street" name through various brokerage firms or other entities.

The declaration of future dividends to the Company's stockholders is subject to future operating results, financial conditions, tax and legal considerations and other factors, such as the Bank's ability to declare and pay dividends to the Company. As the principal asset of the Company, the Bank currently provides the only source of payment of dividends by the Company. FDICIA limits the ability of undercapitalized insured banks to pay dividends. Moreover, under Massachusetts law, a stock-form savings bank may pay dividends no more frequently than quarterly only out of its net profits and only to the extent such dividends do not impair the Bank's capital stock; and the Commissioner's approval may be required under certain circumstances. Under Federal Reserve Board and FDIC regulations, the Company and the Bank would be prohibited from declaring dividends, if among other things, they were not in compliance with applicable regulatory capital requirements. If there is no surplus, dividends may be paid out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Funds held by the Company are available for various corporate uses, including the payment of future dividends.

(1) Common stock sale prices and dividends declared per share have been restated to reflect the Company's two-for-one stock split declared on July 28, 1998 to shareholders of record on August 17, 1998, paid on September 15, 1998.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                             At December 31,
                                                                -------------------------------------------------------------------
(Dollars in thousands, except per share data)                       1998          1997          1996         1995         1994
                                                                -------------  ------------  ------------  -----------  -----------
BALANCE SHEET DATA
Total assets                                                     $ 1,151,188   $ 1,135,572   $ 1,039,098    $ 955,933    $ 915,055
Investment securities (includes restricted equity securities)        512,648       513,418       424,966      363,599      332,248
Loans, net                                                           580,665       570,844       560,855      529,424      523,125
Deposits                                                             871,702       821,706       792,141      791,851      791,780
Borrowed funds                                                       170,116       205,779       148,464       72,428       42,172
Stockholders' equity                                                 102,267       101,510        92,521       86,076       76,363
Book value per share                                                   11.74         11.18         10.20         9.73         8.69
Stockholders' equity to total assets                                    8.88%         8.94%         8.90%        9.00%        8.35%
Number of offices                                                         17            16            16           16           15
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Years Ended December 31,
                                                           --------------------------------------------------------------------
(Dollars in thousands, except per share data)                  1998          1997           1996          1995          1994
                                                           -----------   -----------   ------------   -----------   -----------
STATEMENT OF OPERATIONS DATA
Interest and dividend income                                 $ 76,802      $ 75,332       $ 68,711      $ 64,405      $ 55,401
Interest expense                                               42,613        41,349         36,462        32,724        24,523
                                                           -----------   -----------   ------------   -----------   -----------
    Net interest income                                        34,189        33,983         32,249        31,681        30,878
                                                           -----------   -----------   ------------   -----------   -----------
Provision for loan losses                                          75           125            215           772           583
Other income:
    Gain (loss) on investment securities, net                   1,670           835            413            96           (65)
    All other income                                            3,088         3,007          2,902         3,050         2,960
                                                           -----------   -----------   ------------   -----------   -----------
          Total other income                                    4,758         3,842          3,315         3,146         2,895
                                                           -----------   -----------   ------------   -----------   -----------
Operating expenses                                             19,074        19,054         18,075        18,169        19,645
                                                           -----------   -----------   ------------   -----------   -----------
Income before income taxes                                     19,798        18,646         17,274        15,886        13,545
Provision for income taxes                                      7,546         7,256          6,845         6,463         5,292
                                                           -----------   -----------   ------------   -----------   -----------

Net income                                                   $ 12,252      $ 11,390       $ 10,429       $ 9,423       $ 8,253
                                                           ===========   ===========   ============   ===========   ===========

Basic earnings per share (1)                                   $ 1.38        $ 1.25         $ 1.15        $ 1.07        $ 0.95
                                                           ===========   ===========   ============   ===========   ===========

Diluted earnings per share (1)                                 $ 1.31        $ 1.19         $ 1.10        $ 1.01        $ 0.89
                                                           ===========   ===========   ============   ===========   ===========

Cash dividends declared per share (1)                          $ 0.50        $ 0.45         $ 0.42        $ 0.36        $ 0.31
                                                           ===========   ===========   ============   ===========   ===========
SELECTED RATIOS
    Return on average assets                                     1.09%         1.05%          1.05%         1.01%         0.95%
    Return on average equity                                    11.99         11.81          11.72         11.52         11.14
    Average equity to average assets                             9.07          8.91           8.98          8.75          8.53
    Weighted average rate spread                                 2.72          2.84           3.00          3.20          3.50
    Net yield on average earning assets                          3.16          3.26           3.39          3.54          3.74
    Dividend payout ratio - basic earnings per share            36.23         35.86          35.93         33.18         32.80
-------------------------------------------------------------------------------------------------------------------------------

(1) All per share amounts have been restated to reflect the Company's two-for-one stock split declared on July 28, 1998 to shareholders of record on August 17, 1998, paid on September 15, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. The Company's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general, national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, changes in laws and regulations, and changes in the assumptions used in making such forward-looking statements. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

                                     GENERAL

The Company's net income is primarily attributable to its level of net interest income, which represents the difference between interest and dividend income earned on earning assets and interest paid on deposits and other borrowed money. The main components of the Company's earning assets are loans, investment securities and short-term investments. Interest-bearing deposits include NOW, savings, money market and term certificates of deposit. The net interest income performance of the Company is significantly affected by general economic conditions, by the Company's corporate strategies, its asset/liability management, tactical programs and by the policies of regulatory authorities. Sources of non-interest income such as loan servicing fees, gains/losses on sales of investment securities and other fees derived from various banking services contribute positively to the Company's results. The principal operating expenses of the Bank are salaries and employee benefits, occupancy and equipment expenses, data processing expenses, amortization of intangibles, advertising and marketing and other general and administrative expenses.

1998 marks the sixth consecutive year that the Company achieved record earnings, with net income of $12.3 million, an increase of $862,000, or 7.6%, compared to net income of $11.4 million for 1997. Earnings per share for 1998 were $1.38 ($1.31 on a diluted basis) compared with $1.25 ($1.19 on a diluted basis) for 1997, an increase of 13 cents or 10% compared to the previous year.

At December 31, 1998, total assets were $1.15 billion, an increase of 1.4% from the prior year. Total loans increased 1.7% to $587.5 million at December 31, 1998. The Bank sold $11.0 million of education loans during 1998. Excluding these loan sales, loan growth would have approximated 3.6%. Investment securities increased modestly, to total $512.6 million at December 31, 1998 while total deposits increased $50 million, or 6.1%, to $871.7 million, and borrowed funds decreased 17.3% to $170.1 million. Stockholders' equity totaled $102.3 million at December 31, 1998, representing a book value of $11.74 per share, up from $11.18 (after adjustment for the September 15, 1998 two-for-one stock split) at December 31, 1997. The capital to assets ratio was 8.88% at December 31, 1998, exceeding all regulatory requirements.

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

Investment securities were slightly lower than 1997 year-end levels, at $512.6 million at December 31, 1998 versus $513.4 million at December 31, 1997. During 1998, the Company continued to modify the mix of the investment portfolio to generate higher levels of interest income. The strategy included replacing U.S. Government and federal agencies as they matured or were sold with mortgage-backed securities. At December 31, 1996, 53% of the investment portfolio was in U.S. Government and federal agencies, while mortgage-backed securities represented 7%. At December 31, 1997, U.S. Government and federal agencies were reduced to 37% of total investment securities, and mortgage-backed securities were increased to 24%. At December 31, 1998, U.S. Government and federal agencies equaled 18% of total investment securities while mortgage-backed securities were increased to 43%. The mortgage-backed securities pools added to this portfolio throughout 1997 and 1998 consisted primarily of fixed-rate, low-coupon, government-backed securities that have limited extension or contraction risk. Consideration is given to the underlying collateral, the impact of rising or falling rates on the average life of these securities and other factors associated with the Bank's investment policies and strategies.

Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reflected at amortized cost. All other marketable investment securities are classified as "available for sale" and reflected on the balance sheet at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in the "Other Comprehensive Income" section of Stockholders' Equity. As of December 31, 1998, the net unrealized gain on investments classified as "available for sale" was $5.0 million and the net unrealized gain on investments classified as "held to maturity" was $286,000.

The Bank also holds limited amounts of equity securities subject to the investment limitations imposed by FDICIA and the Commissioner.

The following table sets forth certain information concerning the investment portfolio at carrying value:

                                                     At December 31,
                                           ------------------------------------
                                             1998         1997         1996
                                           ----------   ----------   ----------
                                                      (In thousands)
Investment securities:
   Debt securities:
       U.S. Government and federal agency   $ 93,735    $ 190,579    $ 224,519
       Mortgage-backed securities            218,197      122,447       27,814
       State and municipal                        --           --           89
       Corporate bonds                       190,019      185,859      159,892
   Equity securities                          10,697       14,533       12,652
                                           ----------   ----------   ----------

Total investment securities                $ 512,648    $ 513,418    $ 424,966
                                           ==========   ==========   ==========

The following table sets forth the maturity distribution of debt securities (excluding mortgage-backed securities) at carrying value, with related weighted average yields:

                                                                 At December 31, 1998
                                  -----------------------------------------------------------------------------------
                                                  Weighted                    Weighted                     Weighted
                                     Within        Average     Over 1 Year     Average      Over 5 Years   Average
                                     1 Year         Yield      to 5 Years       Yield       to 10 Years     Yield
                                  ------------   -----------  -------------  ------------  ------------   -----------
                                                                (Dollars in thousands)

U.S. Government and
    federal agency                   $ 30,091       5.90%        $  50,935      4.91%         $ 12,709      4.91%
Other                                  36,500       5.64           153,519      5.55                --        --
                                  ------------                 ------------                ------------
                                     $ 66,591       5.76%        $ 204,454      5.39%         $ 12,709      4.91%
                                  ============                 ============                ============

Loan Portfolio

The Company offers a variety of lending products, including fixed-rate and adjustable-rate residential mortgages, equity lines of credit, fixed-rate and adjustable-rate commercial mortgages, construction loans, consumer loans and commercial business loans. As a portfolio lender, the Company generally retains all newly originated loans. From time to time, the Company originates and retains 30-year, fixed-rate residential loans. More frequently, however, the 30-year, fixed-rate residential loan product is generally offered whereby the Bank originates these loans for correspondent banks and collects origination fees therefrom. During 1998, the Company originated and retained $4.6 million of 30-year, fixed-rate residential loans and originated $28.3 million for correspondents.

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

Total loans increased to $587.5 million at December 31, 1998 compared to $577.6 million at December 31, 1997. The increase in loans was primarily in residential mortgages and commercial loans, with year-to-year growth of $31.9 million, or 8.2%, and $2.4 million, or 16.2%, respectively. Construction loan commitments increased to $28.6 million at December 31, 1998, with commercial construction and residential construction loan commitments totaling $24.8 million and $3.8 million, respectively, from $22.0 million at December 31, 1997. Actual outstanding construction funds advanced were $13.1 million and $11.3 million at December 31, 1998 and 1997, respectively. By contrast, commercial real estate loans declined nearly $14.5 million, or 11.7%, reflecting aggressive pricing by competitors within our marketplace. In addition, the Bank sold $11.0 million of education loans thereby exiting this business due to profitability concerns. Excluding the loan sales, loan growth would have approximated 3.6%. During 1998, there was substantial activity in the residential 1-4 family loan portfolio, with $150.3 million of originations, including $15.9 million with rate modifications as borrowers took advantage of the relatively low interest rate environment. All other loan categories remained relatively stable from December 31, 1997. The Company expects continued intense competition for loans within its geographic region. Within this framework, management continues intense marketing efforts for residential loans and asset-based lending.

The following table shows the composition of the loan portfolio by type of loan:

                                                                    At December 31,
                                            ----------------------------------------------------------------
                                               1998          1997         1996          1995         1994
                                            ----------   -----------   ----------   -----------   ----------
                                                                    (In thousands)

Commercial loans                            $  17,358     $  14,941    $  11,014     $   9,075    $  10,270
Loans secured by real estate:
    Residential *                             421,462       389,593      380,627       353,172      350,013
    Construction loans, net of unadvanced
        funds                                  13,073        11,278        8,719         8,591        7,577
    Commercial                                109,561       124,094      123,158       125,771      125,190
    Second mortgages                            1,111         1,539        1,928         2,175        2,441
    Equity lines of credit                     20,606        22,146       21,169        20,819       20,080
Consumer loans                                  3,145        12,931       20,548        16,710       14,396
                                            ----------   -----------   ----------   -----------   ----------
                                              586,316       576,522      567,163       536,313      529,967
Add:  Net premium on loans acquired               223           270          354           504          648
      Net deferred origination costs            1,002           785          569            73           49
Less: Allowance for loan losses                (6,876)       (6,733)      (7,231)       (7,466)      (7,539)
                                            ----------   -----------   ----------   -----------   ----------

                    Loans, net              $ 580,665     $ 570,844    $ 560,855     $ 529,424    $ 523,125
                                            ==========   ===========   ==========   ===========   ==========

* Residential first mortgages represent qualified collateral under a blanket lien securing FHLBB borrowings. See "Borrowings" for a more detailed explanation of this lien.

The following table presents the maturity distribution of commercial and construction loans at December 31, 1998:

                                                Maturities
                             -------------------------------------------------
                              1 Year       Over 1 Year    Over
                              or Less      to 5 Years    5 Years       Total
                             ---------    -----------   ---------    ---------
                                              (In thousands)

Commercial loans             $ 10,211        $ 6,009     $ 1,138     $ 17,358
Construction loans              4,309          3,746       5,018       13,073

Generally, construction loans provide for payments of interest only during the construction period, and then payments of principal and interest throughout the remaining life of the loans. In all cases, these construction loans have adjustable interest rates.

Commercial loans with maturities of over one year are subject to interest rate adjustment or maturity according to the following schedule:

                                    Scheduled Maturity or Rate Adjustment
                                   --------------------------------------
                                    Over 1 Year      Over
                                    to 5 Years     5 Years       Total
                                   -----------    ----------   ----------
                                               (In thousands)

Predetermined rates                   $ 1,461       $    48      $ 1,509
Adjustable rates                        4,548         1,090        5,638
                                   -----------    ----------   ----------

                                      $ 6,009       $ 1,138      $ 7,147
                                   ===========    ==========   ==========

Non-performing Assets

It is the Bank's policy to discontinue the accrual of interest on loans over 90 days past due. Interest accrual ceases, and all previously accrued but unpaid interest is reversed, when a loan is placed on non-accrual status. At the option of management, a loan may be placed on non-accrual status prior to being 90 days past due if the collection of future interest and principal is, in the opinion of management, doubtful.

On January 1, 1995, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." Under this Statement, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Upon adoption of SFAS No. 114, troubled debt restructurings were included in impaired loans. All of the Bank's loans which have been identified as impaired have been measured by the fair value of existing collateral. When impaired loans become 90 days or more delinquent, they are generally maintained on non-accrual status whereby interest income is recognized only when received. The restatement of previously issued financial statements to conform with SFAS No. 114 was expressly prohibited. The Bank does not apply SFAS No. 114 to individual consumer loans which are collectively evaluated for impairment.

The following table sets forth information with respect to non-accrual loans, restructured loans and foreclosed real estate at the dates indicated. There were no loans 90 days or more past due and still accruing at the dates indicated.

                                                                                   At December 31,
                                                            ----------------------------------------------------------------
                                                               1998         1997          1996         1995          1994
                                                            ----------   ----------    ----------   ----------    ----------
                                                                                    (In thousands)

Impaired loans accounted for on a non-accrual basis           $ 1,766      $ 1,726       $ 2,752      $ 4,239      $    n/a
Other loans accounted for on a non-accrual basis                   47           --           687           82         1,740
Troubled debt restructurings                                       --           --            --           --           829
Foreclosed real estate                                            119           48           276          350         1,444
                                                            ----------   ----------    ----------   ----------    ----------

                                                              $ 1,932      $ 1,774       $ 3,715      $ 4,671       $ 4,013
                                                            ==========   ==========    ==========   ==========    ==========

For non-accrual loans at December 31, 1998, gross interest income of $142,000 would have been recorded during the year had the loans remained current in accordance with original terms. The amount of interest income on such loans that was included in net income for the period was $58,000.

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

Quarterly reviews of the loan portfolio are performed to identify loans for which specific allowance allocations are considered prudent. Specific allocations include the results of measuring impaired loans under SFAS No. 114. General risk allocations are determined by formula whereby the loan portfolio is stratified by loan type and by risk rating category. Loss factors are then applied to each strata based on various considerations including historical loss experience, delinquency trends, current economic conditions, industry standards and regulatory guidelines. Any remaining unallocated portion is reviewed for adequacy in relation to the overall loan portfolio and in recognition of estimates inherent in the calculation methodology.

An analysis of the allowance for loan losses is presented in the following table:

                                                                              Years Ended December 31,
                                                            ----------------------------------------------------------------
                                                              1998          1997         1996          1995         1994
                                                            ----------    ---------    ----------    ---------    ----------
                                                                                    (In thousands)

Allowance for loan losses, beginning of year                  $ 6,733      $ 7,231       $ 7,466      $ 7,539       $ 7,007
                                                            ----------    ---------    ----------    ---------    ----------
Loans charged-off     --- Residential real estate                 (24)         (38)          (64)         (66)         (267)
                      --- Commercial real estate                   --         (720)         (656)        (884)           --
                      --- Consumer                                (33)         (42)          (89)         (28)          (34)
                      --- Commercial                             (108)         (31)          (21)        (100)           (8)
Recoveries            --- Residential real estate                  20           26             7          104           218
                      --- Commercial real estate                  204          147           348          102            35
                      --- Consumer                                  9           25             8           10             5
                      --- Commercial                               --           10            17           17            --
                                                            ----------    ---------    ----------    ---------    ----------
Net recoveries (charge-offs)                                       68         (623)         (450)        (845)          (51)
                                                            ----------    ---------    ----------    ---------    ----------
Provision for loan losses, charged to operations                   75          125           215          772           583
                                                            ----------    ---------    ----------    ---------    ----------
Allowance for loan losses, end of year                        $ 6,876      $ 6,733       $ 7,231      $ 7,466       $ 7,539
                                                            ==========    =========    ==========    =========    ==========

Ratio of net charge-offs (recoveries) to average loans          (0.01)%       0.11%         0.08%        0.16%         0.01%
                                                            ==========    =========    ==========    =========    ==========

An analysis of the allocation of the allowance for loan losses is presented in the following table:

                                                                       At December 31,
                         ---------------------------------------------------------------------------------------------------------
                                 1998                  1997                  1996                  1995                1994
                         --------------------  -------------------   --------------------  ------------------  -------------------
                                      Percent              Percent               Percent              Percent              Percent
                                      of                   of                     of                  of                   of
                                      Loans                Loans                  Loans               Loans                Loans
                                      to                   to                     to                  to                   to
                                      Total                Total                  Total               Total                Total
                          Amount      Loans     Amount     Loans      Amount      Loans     Amount    Loans     Amount     Loans
                         ----------   -------  ---------   -------   ---------   --------  ---------  -------  ---------   -------
                                                                  (Dollars in thousands)

Residential real estate    $ 1,683     75.64%   $ 1,067     71.73%    $ 1,179      71.23%   $ 1,036    70.17%   $ 2,669     70.29%
Commercial real estate       4,433     18.65      5,220     21.49       5,711      21.68      6,118    23.43      4,553     23.62
Construction                   261      2.22        169      1.95         131       1.53        129     1.60        114      1.43
Consumer                        42      0.54         48      2.24          44       3.62         47     3.11         49      2.72
Commercial                     457      2.95        229      2.59         166       1.94        136     1.69        154      1.94
                         ----------   -------  ---------   -------   ---------   --------  ---------  -------  ---------   -------

Total                      $ 6,876    100.00%   $ 6,733    100.00%    $ 7,231    100.00%    $ 7,466   100.00%   $ 7,539    100.00%
                         ==========   =======  =========   =======   =========   ========  =========  =======  =========   =======

While management considers the allowance for loan losses to be adequate at December 31, 1998, there is no assurance that additional charge-offs and provisions will not be necessary in 1999. The provision for loan losses during 1999 will depend primarily on market conditions and the Bank's actual experience.

Loan Concentrations

Other than the focus of the Bank's lending activities to its market area, the Bank does not have a concentration of loans exceeding 10% of total loans at the end of 1998.

Deposits

Deposits historically have been the Bank's primary source of funds. The Bank offers a wide variety of deposit products to attract both short-term and long-term deposits from individuals, partnerships and corporations, non-profits and municipalities. Deposit products include regular savings accounts, NOW accounts, money market deposit accounts, individual retirement accounts, term certificates, and retail and commercial demand deposit accounts. The Bank also solicits corporate and municipal jumbo term deposits.

The Bank's Retail Banking Division places emphasis on sales of its products and quality of service to attract and retain customers. Management measures the sales performance of platform personnel in terms of cross-sales of additional products above the primary product which the customer requests. Platform personnel are evaluated, in part, based on a cross-sell ratio which is the total number of these additional products sold to a customer divided by the number of customers. For 1998 this cross-sell ratio was 1.99, meaning that for each customer "buying" one product, the customer was "sold" an average of approximately two products per customer.

The Bank utilizes products and services such as its FREEDOM 55(TM) mature market program targeted to particular market segments to attract depositors interested in long-term savings and to create multiple account relationships with these depositors. Management believes that customers attracted to these programs have an increased sense of loyalty to the Bank, and, accordingly, the funds deposited into these programs are less volatile than other deposits.

While deposit flows are by nature unpredictable, management controls the Bank's deposit growth through selective pricing and sales oriented marketing programs. Despite the $50 million, or 6.1%, deposit growth experienced during 1998, with the continuing low interest rate environment and with increases in stock market and mutual fund values, the task of attracting and retaining deposits remains a significant challenge to the Bank.

To maintain stable deposit rates and manage interest rate risk, the Bank's strategy has been to attract deposits through selective promotions. To increase core deposits, the Bank continues to promote its "ComboPlus" account which combines a statement savings account and checking account into one convenient account offered at a competitive rate which exceeds the regular statement and passbook savings account rates. This account type has contributed significantly to the increase in savings and demand deposits.

Total deposits increased $50.0 million, or 6.1%, to $871.7 million at December 31, 1998 from $821.7 million at December 31, 1997. When compared to the prior year, demand deposits increased 17.5% while NOW deposits increased 9.3%. Savings and money market deposits increased 7.9% and term certificates increased 2.8%. In previous years, the Bank experienced disintermediation from regular savings deposits and money market deposits to term certificates. In recent years, the flat yield curve environment has contributed to growth in liquid, shorter term deposit products.

The following table indicates the balances in various deposit accounts at the end of each reported period:

                                                   At December 31,
                                        --------------------------------------
                                            1998          1997         1996
                                        -----------   -----------   ----------
                                                   (In thousands)

Demand accounts                          $  51,936     $  44,196    $  40,124
NOW accounts                                64,888        59,368       60,839
Savings and money market accounts          351,047       325,340      315,771
Term certificates                          403,831       392,802      375,407
                                        -----------   -----------   ----------

                                         $ 871,702     $ 821,706    $ 792,141
                                        ===========   ===========   ==========

The following table sets forth the average deposits of the Bank with related average rates paid during each reported period:

                                            1998                    1997                     1996
                                    ---------------------   ----------------------   ---------------------
                                    Average       Rate      Average       Rate       Average       Rate
                                    Balance       Paid      Balance       Paid       Balance       Paid
                                    ---------   ---------   ---------   ----------   ---------   ---------
                                                            (Dollars in thousands)

Demand accounts                     $ 41,272           --%  $ 35,210           --%   $ 30,935           --%
NOW accounts                          60,111         0.98     59,485         1.00      61,317         1.10
Savings and money market deposits    337,456         3.02    322,079         2.96     316,498         2.80
Term certificates                    393,493         5.39    391,204         5.42     378,680         5.52

Included in term certificates of deposit are certificates having balances of $100,000 or more. At December 31, 1998, such term certificates had the following maturities:

                          At December 31, 1998
------------------------------------------------------------------------
 3 Months      Over 3 Months   Over 6 Months       Over
  or Less      to 6 Months     to 12 Months      12 Months      Total
-----------   -------------   ---------------   -----------   ----------
                              (In thousands)

 $ 29,539        $ 13,245          $ 17,316      $ 11,303     $ 71,403

Borrowed Funds

The Bank is a voluntary member of the FHLBB. As such, the Bank may borrow up to its qualified collateral, as defined by the FHLBB.

The Bank has selectively borrowed funds from the FHLBB to fund purchases of loans or large loan originations in addition to purchases of mortgage-backed securities. Short-term borrowings typically fund purchases or originations of one-year adjustable-rate loans or are used to meet the Bank's daily liquidity needs. Long-term debt typically funds purchases of three-year adjustable-rate residential mortgage loans or the origination of certain commercial real estate loans. The Bank also enters into repurchase or reverse repurchase agreements with a number of authorized brokers as an alternative source of funds. Securities sold under agreements to repurchase are borrowings that mature within one year and are secured by U.S. government obligations. Total borrowed funds declined to $170.1 million at December 31, 1998 from $205.8 million at December 31, 1997, reflecting increased funding from deposits, the Bank's primary source of funds. During 1998, the Bank also utilized relatively low market interest rates to fund the increase in the residential loan portfolio and to support purchases of mortgage-backed securities with long-term FHLBB advances.

The following table presents, by category, the borrowings of the Bank for the reported periods:

                                                                 At December 31,
                                                       ------------------------------------
                                                          1998         1997          1996
                                                       ----------   ----------    ---------
                                                             (Dollars in thousands)

Short-term borrowings:
    FHLBB advances                                      $     --     $     --     $ 30,000
    Federal Reserve Bank of Boston advances                  114        2,059        1,233
    Securities sold under agreements to repurchase        38,349       93,611       49,584
                                                       ----------   ----------    ---------
    Total short-term borrowings                         $ 38,463     $ 95,670     $ 80,817
                                                       ==========   ==========    =========

    Weighted average rate                                   4.01%        5.72%        5.82%
    Average balance of short-term borrowings during
        the year                                        $ 60,215     $ 70,417     $ 49,123
    Weighted average rate paid on short-term
        borrowings during the year                          5.33%        5.53%        5.37%
    Maximum amount outstanding at any month-end
        during the year                                 $ 82,514     $ 99,593     $ 80,817

Long-term debt:
    FHLBB advances                                     $ 131,653    $ 110,109     $ 67,647
                                                       ==========   ==========    =========

    Weighted average rate                                   5.74%        6.02%        6.10%
    Average balance of long-term debt during the year  $ 123,358     $ 98,972     $ 55,276
    Weighed average rate paid on long-term
        debt during the year                                6.02%        6.19%        6.14%
    Maximum amount outstanding at any month-end
        during the year                                $ 136,653    $ 115,156     $ 68,647

Stockholders' Equity

The Bank's capital to assets ratio was 8.88% at December 31, 1998, compared to 8.94% at December 31, 1997. The Bank's capital ratios at December 31, 1998 and 1997 exceeded all regulatory requirements. On September 15, 1998, the Company issued a 2 for 1 stock split, payable in the form of a stock dividend. Book value at December 31, 1998 was $11.74 per share, compared with $11.18 per share (restated for the stock split) at December 31, 1997. (See "Liquidity and Capital Resources.")

                              RESULTS OF OPERATIONS
General

In 1998, the Company reported consolidated net income of $12.3 million or $1.38 basic earnings per share, as compared to net income of $11.4 million or $1.25 per share in 1997 and net income of $10.4 million or $1.15 per share in 1996. Diluted earnings per share were $1.31, $1.19 and $1.10 for 1998, 1997 and 1996, respectively. Consolidated net income in 1998 increased 7.6% over 1997 and consolidated net income in 1997 increased 9.2% over 1996. Diluted earnings per share in 1998 increased 10.1% over 1997 and diluted earnings per share in 1997 increased 8.2% over 1996. The Company's return on assets was 1.09% for 1998, as compared to 1.05% in 1997 and 1996. The return on equity increased to 11.99% in 1998 from 11.81% in 1997 and 11.72% in 1996.

The increased earnings for 1998 when compared to 1997 reflect a $206,000 increase in net interest income due to higher average earning assets, and an increase in net gains on the sale of securities and loans amounting to $899,000. 1998 salaries and employee benefits increased $468,000 while all other categories were relatively flat or down compared to 1997. Included in 1997 expenses were one-time expenses of approximately $200,000 related to the formation of the holding company, and $260,000 applicable to tax filing matters. In 1996, the Company incurred $378,000 of one-time expenses concurrent with the purchase and installation of a new loan and deposit system.

The increase in earnings in 1997 when compared to 1996 reflects an increase in net interest income, a reduction in the provision for loan losses, and an increase in net gains on the sales of investment securities and loans. Total operating expenses increased $979,000 in 1997 when compared to 1996 and included the $460,000 of one-time expenses described in the previous paragraph. A total of $1.7 million was invested in 1996 on the installation of a new system that is represented by hardware and software which was capitalized and is being depreciated.

Net Interest Income

Net interest income was $34.2 million in 1998; an increase of $206,000 or 0.6% from $34.0 million in 1997, and an increase of $1.9 million or 6.0% from $32.2 million in 1996. Average earning assets in 1998 increased $40.5 million as compared to an increase of $32.5 million of increased interest-bearing liabilities; the difference resulting from higher demand deposits and capital. As a result, the excess of earning assets over interest-bearing liabilities increased 8.0% to $107.9 million from the $99.9 million in 1997. The earnings on this excess flow directly to net interest income.

The downturn and flattening of the yield curve in 1998, along with reductions in the prime rate, compressed the net interest margin and spread. As a result, lower yields on earning assets, albeit somewhat offset by lower costs of funds, reduced the net interest margin in 1998 to 3.16% from 3.26% in 1997 and 3.39% in 1996. The Company's most integral challenge is managing net interest income. Management continues to focus on minimizing net interest margin compression by closely monitoring the behavior of the loan portfolio under varying market rate environments in order to maximize the yield on earning assets. During 1998, average loan balances represented 53.7% of average earning assets. This compares with 55.3% in 1997, and 57.2% in 1996. The average investment securities balance was 46.3% of average earning assets in 1998 as compared to 44.7% in 1997 and 42.8% in 1996. As the percentage of loans to assets decreases and the percentage of investments to assets increases, the net interest margin declines, as loans are typically a higher yielding asset than the types of securities in which the Bank generally invests.

Management also closely monitors funding costs, and utilizes borrowings as an alternative to deposits when pricing or availability is more advantageous. The average deposits balance represented 81.2%, and average borrowings represented 18.8%, of total interest bearing liabilities in 1998 as compared to 82.0% and 18.0%, respectively, in 1997, and 87.9% and 12.1%, respectively, in 1996. The increased reliance on borrowings during 1998 resulted in a higher cost of funds, thereby reducing the net interest margin.

Interest and Dividend Income

Interest and dividend income totalled $76.8 million for 1998; an increase of $1.5 million or 2.0% from 1997. Interest and dividend income totalled $75.3 million for 1997; an increase of $6.6 million or 9.6% from 1996. The weighted average yield on earning assets was 7.09% in 1998, compared to 7.23% in 1997 and 1996.

Interest income on loans decreased 1.0% or $473,000 to $45.7 million in 1998 whereby increases in the average loans outstanding were more than offset by a reduction in the average yield on loans to 7.87%. Increased residential 1-4 family loan volume contributed $720,000 of additional interest income. The average yield on residential 1-4 family loans declined to 7.36% when compared with the 7.50% earned in 1997, the result of lower origination rates and significant refinancings. Interest income on commercial loans increased $63,000 as a result of greater volume, offset by lower yields.

Commercial real estate loans contributed $454,000 less interest income in 1998 on reduced loans outstanding, the result of the Bank's refusal to meet highly aggressive pricing on these loans by competitors in its marketplace. Interest income on consumer loans decreased $802,000, or 53.8%, from the prior year primarily due to the sale of all education loans in 1997 and 1998.

Interest income on investments was $31.1 million in 1998 compared with $29.1 million in 1997. The $35.6 million increase in the average balance of investment securities, principally in higher yielding corporate bonds and mortgage-backed securities contributed $1.9 million of additional interest income. Investing in higher yielding instruments helped to stabilize the yield on investments at 6.20% in 1998 versus 6.26% in 1997.

Interest income on loans was $46.2 million in 1997 compared with $43.5 million in 1996, the result of increases in average loans outstanding and yield. Interest income on residential 1-4 family loans increased $2.2 million in 1997 compared to 1996 levels as loan volume increased. The yield on residential loans remained stable from year to year at 7.50%. Interest income on commercial real estate loans increased $97,000 from 1996 levels while the yield was virtually unchanged. Interest income on consumer loans increased $16,000 in 1997; primarily as the yield improved 106 basis points to 9.20% in 1997. Interest income on commercial loans increased $417,000 on a $4.2 million increase in volume. The overall yield on loans increased from 7.99% in 1996 to 8.02% in 1997.

Interest income on investments was $29.1 million in 1997 compared with $25.3 million in 1996. The increase of $58.6 million in the average balance of investments in 1997 coupled with an increase in the yield on investments contributed the additional $3.8 million of interest income. During 1997, the Bank increased its investment in U.S. government and agency obligations and corporate bonds with the intent to generate additional interest income. The weighted average yield on investment securities, including short-term investments, increased to 6.26% in 1997 from 6.20% in 1996, reflecting the purchase of additional investment securities and the reinvestment of proceeds from maturities and sales at higher yields.

Interest Expense

Interest expense was $42.6 million in 1998, up $1.3 million or 3.1% from 1997. Interest expense was $41.3 million in 1997, an increase of $4.9 million or 13.4% from 1996. The cost of funds decreased to 4.37% in 1998 from 4.39% in 1997 principally as a result of declining market interest rates. The increase in the cost of funds in 1997 to 4.39%, as compared to 4.23% in 1996, arose principally from increased reliance on borrowed funds.

Interest expense on deposits was $32.0 million in 1998, compared with $31.3 million in 1997. Average interest-bearing deposits increased $18.3 million resulting in an increase in interest expense of $647,000. The Company continues to focus on increasing certain core deposit accounts. As a result, pricing strategies were implemented raising certain deposit rates while lowering others. The weighted average rate paid on savings and money market deposits increased to 3.02% in 1998 compared with 2.96% in 1997. This increased rate coupled with a $15.4 million increase in the average balance added $658,000 of interest expense in 1998. The weighted average rate paid on term certificates decreased to 5.39% in 1998 from 5.42% in 1997. Lower rates on term certificates virtually offset the increased interest expense resulting from a $2.3 million increase in the average outstandings. The average balance of NOW deposits increased a modest $626,000. This increase along with a lowering of the rate paid reduced interest expense by $8,000. The overall weighted average rate paid on deposits decreased to 4.04% in 1998 from 4.05% in 1997. The decrease is principally due to greater volume in the liquid savings and money market deposit products.

Interest expense on borrowed funds was $10.6 million in 1998, compared with $10.0 million in 1997. Management took advantage of declining interest rates to extend and increase borrowings. Longer-term FHLBB borrowings were acquired to fund and manage the interest rate risk resulting from growth in the residential loan portfolio. The increase in interest expense is the result of a $14.2 million increase in the average balance of borrowings partially offset by a weighted average rate that was 12 basis points lower than the prior year's rate. The decline in rate is attributed to lower market rates in 1998, despite the longer average term of the borrowings. A significant portion of total borrowings continue to include short-term repurchase agreements of U.S.
Government securities that contribute to the funding of the Bank's investment portfolio.

Interest expense on deposits was $31.3 million and interest expense on borrowed funds was $10.0 million in 1997, compared with $30.4 million and $6.0 million, respectively, in 1996. While interest-bearing deposit levels remained stable in 1997 as compared with 1996, a certain level of disintermediation from lower rate passbook savings accounts to higher rate core deposits and term certificates increased the average cost of interest-bearing deposits. In addition, the Bank leveraged its strong capital position by increasing average borrowed funds to $169.4 million at an average cost of 5.92% in 1997 from $104.4 million at an average cost of 5.77% in 1996.

Rate/Volume Analysis

The following table presents, for the periods indicated, changes in interest and dividend income and changes in interest expense attributable to changes in interest rates and volumes of interest-bearing assets and liabilities. Changes attributable to both rate and volume have been allocated proportionally to the two categories.

                                                1998 Compared to 1997                 1997 Compared to 1996
                                                 Increase (Decrease)                   Increase (Decrease)
                                         -----------------------------------   ------------------------------------
                                          Volume        Rate         Total      Volume        Rate         Total
                                         ---------   -----------   ---------   ---------   -----------   ----------
                                                                       (In thousands)

INTEREST AND DIVIDEND INCOME
    Short-term investments                $     5      $     (5)    $    --     $  (234)        $   1      $  (233)
    Mortgage-backed investments             6,460           (69)      6,391       2,668            87        2,755
    Other investment securities            (4,000)         (449)     (4,449)      1,362           (22)       1,340
    Loans                                     390          (863)       (473)      2,623           136        2,759
                                         ---------   -----------   ---------   ---------   -----------   ----------

    Total interest and dividend income      2,855        (1,386)      1,469       6,419           202        6,621
                                         ---------   -----------   ---------   ---------   -----------   ----------

INTEREST EXPENSE
    NOW deposits                               (3)          (15)        (18)        (20)          (61)         (81)
    Savings deposits and MMDA                 489           179         668         158           530          688
    Term certificates                         124          (128)         (4)        683          (395)         288
    Short-term borrowings                    (548)         (137)       (685)      1,176            83        1,259
    Long-term debt                          1,472          (170)      1,302       2,704            29        2,733
                                         ---------   -----------   ---------   ---------   -----------   ----------

    Total interest expense                  1,534          (271)      1,263       4,701           186        4,887
                                         ---------   -----------   ---------   ---------   -----------   ----------

        Net interest income               $ 1,321      $ (1,115)    $   206     $ 1,718         $  16      $ 1,734
                                         =========   ===========   =========   =========   ===========   ==========

Distribution of Assets and Liabilities; Interest Rates and Interest Differential

The following presents an analysis of average yields earned and rates paid for the years indicated. Average balances are computed using daily averages except for average stockholders' equity for which month-end balances are used.

Years Ended                           December 31, 1998               December 31, 1997                  December 31, 1996
--------------------------------------------------------------  -------------------------------  -----------------------------------
                                             Interest  Average               Interest   Average               Interest     Average
                                  Average     Earned/   Yield/    Average    Earned/    Yield/    Average      Earned/      Yield/
                                  Balance      Paid      Rate     Balance     Paid       Rate     Balance       Paid         Rate
                                 ----------  -------- --------  ---------- ----------  --------  ----------   ---------   ----------
                                                                      (Dollars in thousands)
ASSETS
  Earning assets:
    Short-term investments       $    3,941  $   205   5.20%    $    3,852  $   205     5.32%    $   8,257    $    438        5.30%
    Mortgage-backed
        investments                 171,581   10,979   6.40         70,635    4,588     6.50        29,506       1,833        6.21
    Other investment securities     325,852   19,878   6.10        391,312   24,326     6.22       369,421      22,986        6.22
    Loans (a)                       581,154   45,740   7.87        576,258   46,213     8.02       543,547      43,454        7.99
------------------------------------------------------------------------------------------------------------------------------------

  Total earning assets            1,082,528   76,802   7.09      1,042,057   75,332     7.23       950,731      68,711        7.23

  Other assets                       44,518       --     --         41,288       --       --        40,101          --          --
------------------------------------------------------------------------------------------------------------------------------------

  Total assets                   $1,127,046       --     --     $1,083,345       --       --     $ 990,832          --          --
====================================================================================================================================

LIABILITIES AND
  STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
    NOW deposits                 $   60,111  $   587   0.98%    $   59,485  $   595     1.00%    $  61,317    $    676        1.10%
    Savings deposits and MMDA       337,456   10,198   3.02        322,079    9,540     2.96       316,498       8,851        2.80
    Term certificates               393,493   21,190   5.39        391,204   21,193     5.42       378,680      20,906        5.52
    Short-term borrowings            60,215    3,210   5.33         70,417    3,896     5.53        49,123       2,637        5.37
    Long-term debt                  123,358    7,428   6.02         98,972    6,125     6.19        55,276       3,392        6.14
------------------------------------------------------------------------------------------------------------------------------------

  Total interest-bearing
    liabilities                     974,633   42,613   4.37        942,157   41,349     4.39       860,894      36,462        4.23

  Other liabilities                  50,194       --     --         44,704       --       --        40,982          --          --

  Stockholders' equity              102,219       --     --         96,484       --       --        88,956          --          --
------------------------------------------------------------------------------------------------------------------------------------

  Total liabilities and
    stockholders' equity         $1,127,046       --     --     $1,083,345       --       --     $ 990,832          --          --
====================================================================================================================================

Net interest income                          $34,189                        $33,983                           $ 32,249

Weighted average rate spread (b)                       2.72%                            2.84%                                 3.00%
Net yield on average earning
    assets (c)                                         3.16%                            3.26%                                 3.39%
====================================================================================================================================

(a)   Includes non-accrual loans.
(b) Weighted average yield on earning assets less weighted average rate paid on interest-bearing liabilities.
(c)   Net interest income divided by average earning assets.

Provision for loan losses

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors, including the quality of specific loans, risk characteristics of the loan portfolio, the level of non-performing loans, current economic conditions, trends in delinquency and charge-offs, and collateral values of the underlying security. Ultimate losses may vary from current estimates.

The Bank recorded a provision of $75,000 for loan losses in 1998. This compares with a provision of $125,000 for the year ended December 31, 1997 and $215,000 for the year ended December 31, 1996. In 1998, the Bank continued to experience positive trends in credit quality as indicated by the general decline in non-performing loans from $3.4 million in 1996 to $1.7 million in 1997 and $1.8 million in 1998, and the decline of gross loans charged-off to $165,000 in 1998 versus $831,000 and $830,000 in 1997 and 1996, respectively. Net loans charged-off totaled $623,000 and $450,000, respectively, for the years ended December 31, 1997 and 1996 while in 1998, the Company experienced net loan recoveries of $68,000.

While management considers the allowance for loan losses to be adequate at December 31, 1998, there is no assurance that additional charge-offs and provisions will not be necessary in 1999. The provision for loan losses during 1999 will depend primarily on market conditions and the Bank's actual experience.

Other income

Total other income amounted to $4.8 million for the year ended December 31, 1998, as compared to $3.8 million for year ended December 31, 1997, and $3.3 million for the year ended December 31, 1996. In 1998, customer service fees declined $95,000 from 1997 and an additional $185,000 from 1996, in part reflecting lower revenues on deposit accounts as customers migrate to deposit products with lower or no service fees. Net gains on the sale of securities were $1.7 million in 1998, compared with net gains of $835,000 and $413,000 in 1997 and 1996, respectively. Management elects to sell securities when tactical and/or market opportunities arise to do so and recognize a gain without impairing the yield or liquidity of the investment portfolio. The net gain on the sale of loans of $370,000 in 1998 was related to the sale of education loans.

Operating expenses

Operating expenses were $19.1 million for 1998, up $20,000 or 0.10% over 1997 operating expenses of $19.1 million. Salaries and employee benefits expenses rose $468,000 or 4.5% when compared to 1997 as a result of annual merit increases and rising costs of employee benefits of $284,000 and $184,000, respectively, while all other expense categories were relatively flat or down from 1997 comparables. 1997 operating expenses were $979,000 or 5.4% greater when compared to 1996. Included in 1997 professional fees and other general and administrative operating expenses were $200,000 of one-time expenses incurred in the formation of a holding company structure, which the Company elected not to capitalize. Also included in other general and administrative operating expenses were $260,000 of one-time expenses applicable to tax filing matters. The most significant increase in operating expenses from 1996 to 1997 was in salary and benefit costs, which increased 5.5% as a result of regular annual merit increases. Other increases included occupancy and equipment depreciation resulting from the Bank's investment of approximately $1.7 million in new technology. Upgrading to new technology has enabled the Bank to realize savings in data processing operating expenses. In 1997, the Bank experienced a $99,000 increase in FDIC deposit insurance expense after a significant reduction in 1996. The Bank's expense ratio, which is the ratio of operating expenses to average assets was 1.69% in 1998 compared with 1.76% in 1997 and 1.82% in 1996. Management continues to focus on cost containment with the intent to be a low cost provider of high quality banking products and services. 1996 operating expenses reflect $378,000 of one-time expenses associated with the conversion to new operating systems.

Provision for income taxes

The Bank's effective tax rate for the year ended December 31, 1998 was 38.1% as compared with 38.9% and 39.6% for the years ended December 31, 1997 and 1996, respectively. The effective tax rates exceeded the statutory federal tax rates of 34.0% for taxable income up to $10.0 million and 35.0% for taxable income exceeding $10.0 million principally due to state taxes. The impact of state taxation has been reduced as a result of investment activity in the Bank's security corporation.

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

Maturities and sales of investment securities provide significant liquidity to the Bank. The Bank's policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the year ended December 31, 1998, cash flow from maturities of securities was $127.0 million and proceeds from sales of securities totaled $138.0 million, compared to maturities of securities of $99.2 million and proceeds from sales of securities of $19.6 million for the year ended December 31, 1997. Principal payments on mortgage-backed investments during the years ended December 31, 1998 and 1997 totaled $39.1 million and $8.7 million, respectively. Purchases of securities during 1998 and 1997 totaled $299.1 million and $212.5 million, respectively. These purchases consisted primarily of short-term debt instruments. During periods of high interest rates or active mortgage origination, maturities in the bond portfolio have provided significant liquidity to the Bank, generally at a lower cost than borrowings.

Amortization and pay-offs of the loan portfolio contribute significant liquidity to the Bank. Traditionally, amortization and pay-offs are reinvested into loans. Excess liquidity is invested in short-term debt instruments.

The Bank has also used borrowed funds as a source of liquidity. At December 31, 1998, the Bank's outstanding borrowings from the FHLBB were $131.7 million. The Bank also utilizes repurchase agreements to fund loan purchases or to leverage the balance sheet. At December 31, 1998, securities sold under agreements to repurchase totaled $38.3 million.

Residential and commercial mortgage loan originations for the years ended December 31, 1998, 1997 and 1996 totaled $159.5 million, $124.2 million and $96.4 million, respectively. Commitments to originate commercial and residential real estate mortgages at December 31, 1998 were $13.1 million, excluding unadvanced construction funds totaling $15.6 million. Unadvanced funds on equity and commercial lines of credit aggregated $31.6 million at December 31, 1998. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

The Bank's capital position (total stockholders' equity) was $102.3 million, or 8.88% of total assets at December 31, 1998, compared with $101.5 million, or 8.94% of total assets at December 31, 1997. In 1998, the Company utilized the holding company structure to exercise greater control in managing capital with the announcement and completion of a 5% stock repurchase plan. A total of 453,468 shares of common stock were repurchased. In addition, the Company recently announced another stock repurchase plan of up to 5% of outstanding shares.

The FDIC imposes capital guidelines on the Bank. The guidelines define core or "tier 1" capital and supplementary or "tier 2" capital and assign weights to broad categories of assets and certain off-balance sheet items. Ratios of tier 1 and tier 1 plus tier 2 capital to assets are then calculated. Banks must maintain a tier 1 capital to risk-weighted assets ratio of 4.00% and a total capital to risk-weighted assets ratio of 8.00%. The consolidated Company and the Bank's tier 1 risk-based capital ratio, as defined by the FDIC, at December 31, 1998 was 14.7% and 13.6%, respectively, which exceeds both risk-based capital requirements.

Massachusetts-chartered savings banks insured by the FDIC are required to maintain minimum leverage capital (tier 1 capital) of 3.0% to 5.0% of total assets, as adjusted, depending on an individual bank's rating. The Bank's leverage capital ratio at December 31, 1998, as defined by the FDIC, was 8.5%, which exceeds the FDIC's requirements.

                              YEAR 2000 DISCLOSURE

The Year 2000 ("Y2K") issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly.

A Year 2000 Task Force Committee ("Task Force") represented by members of senior management was formed in 1997 and is responsible for Y2K compliance. Diligent efforts, with management's participation, are being conducted by the Company to address Y2K concerns that affect its operations. The objective of the Company's Y2K compliance efforts is to enable its internal systems to function normally with dates prior to, during, or after the year 2000. Additionally, compliance shall also include out-sourced systems upon which the Company relies for normal bank operations. The Company will monitor compliance efforts of these vendors to adequately assess readiness and will seek written assurances from vendors of critical systems.

To become Y2K compliant, the Company is following the Federal Financial Institutions Examination Council ("FFIEC") interagency statement of Year 2000 project management issued May 1997. The statement outlines five phases essential to the Y2K remediation process. The Company's Year 2000 Task Force prepared a "Year 2000 Action Plan" to define the tasks and monitor its progress in each of the five phases. The five phases and the Company's status in its efforts in completing each follows:

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

2. Assessment Phase - Assess the size and complexity of the problem, identify all hardware, software, networks, ATM's, and other various processing platforms. The assessment also includes non-information systems dependent upon embedded microchips. The Task Force has identified its third party vendor ("Third Party") of data processing for teller platform, deposit and loan information systems as its critical computer application. The Task Force and Third Party have established and are maintaining significant monitoring efforts of Y2K compliance progress through newsletters, user group interface and direct communication. Additionally, the Task Force has also assessed and prepared inventories of all non-critical software and hardware information systems and non-computer related equipment. The inventories outline actions to be taken, including the need for repair and/or replacement, need for testing and establishment of contingency plans as deemed appropriate. Major vendors identified in this assessment phase have been contacted and requested to provide written correspondence on Y2K readiness and progress.

3. Renovation Phase - Includes code enhancements, hardware and software upgrades, system replacements, vendor certifications, and other associated changes. A Remediation Contingency Plan for the Third Party computer application was prepared and reviewed during the third quarter of 1998. The Task Force is continuing its efforts to develop its Third Party Business Resumption Contingency Plan which outlines how the Company would resume business if unanticipated problems arise from non-performance of the Third Party. In August 1998, the Third Party's "Year 2000 Outsourcing Solution" was certified by the Information Technology Association of America ("ITAA"). ITAA*2000 is the industry's century date change certification program that examines processes and methods used by companies to perform their Year 2000 software conversions. The Company and Third Party successfully completed a conversion to the "Year 2000 Outsourcing Solution," the Y2K-ready platform, in early October 1998. Replacement of in-house software and hardware identified in its assessment phase was substantially complete at year-end 1998.

4. Validation Phase - Includes testing of incremental changes and upgrades to hardware and software components. The Task Force has prepared a "Year 2000 Test Plan" ("Test Plan") document that defines the environment, methodology, human and financial resources, critical test dates and scheduled testing dates for Third Party and in-house software and hardware. The Test Plan incorporates the Third Party's Year 2000 20XX proxy testing plan which outlines the objectives, scope and schedule for testing of their applications in the first quarter of 1999. In conjunction with the Task Force's Test Plan, the Company has established an in-house laboratory for testing Y2K readiness of all internal non-critical software and hardware systems. Plans, test scripts, and actual testing dates for the internal non-critical software and hardware systems were completed at year-end 1998.

5. Implementation Phase - In this Phase, systems should be certified as Y2K compliant and be accepted by the Company. Given the Company's schedule for renovation and validation, certification of Y2K compliance is anticipated to be completed by the summer of 1999.

The Company's efforts to become Y2K compliant are being monitored by its federal banking regulators. Failure to be Y2K compliant could subject the Company to formal supervisory enforcement actions.

Costs of the Y2K compliance effort during 1998 totaled $20,440 and were expensed as incurred. Additional costs of $50,000 for 1999 are expected to be expensed as incurred. Based upon currently available information, this 1999 amount will not have a material impact on the Company's on-going results of operations. A substantial part of the Y2K compliance effort will be accomplished by reallocation of existing personnel and resources. In addition, investments in new software and hardware planned by the Company in 1998 fall within the ordinary course of business of maintaining industry technology standards, and are not considered to be instrumental to the Company within the context of the Y2K project.

If the efforts initiated by the Task Force are not completed on time, third parties experience Y2K compliance problems, and customer related Y2K issues arise, no assurance can be given with respect to the cost or timing of such efforts or any potential adverse effects on the Company's business, financial condition or results of operations.

The preceding Y2K discussion contains various forward-looking statements which represent the Company's beliefs and expectations regarding future events. When used in the Y2K discussion, the words "believes", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the phases of the Plan; its estimated costs; and its belief that its internal systems will be Y2K compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code; and the actions of governmental agencies or other third parties with respect to Y2K problems.

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

The Bank's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital, while adjusting the Bank's asset-liability mix to achieve the maximum yield to cost spread from the mix. However, a sudden and substantial increase or decrease in interest rates may adversely impact the Bank's earnings to the extent that interest sensitive assets and liabilities do not change at the same speed, to the same extent, or on the same basis. It is ALCO's general policy to closely match the maturity or rate sensitivity of its assets and liabilities. Strategies implemented to improve the match between interest-rate sensitive assets and liabilities include, but are not limited to: daily monitoring of the Bank's changing cash requirements, with particular concentration on investment in shorter-term securities; a general policy of originating adjustable-rate and fifteen-year, fixed-rate mortgage loans for the Bank's own portfolio, monitoring the cost and composition of deposits; and generally using matched borrowings to fund specified purchases of loan packages and large loan originations. Occasionally, management may choose to deviate somewhat from specific matching of maturities of assets and liabilities to take advantage of an opportunity to enhance yields.

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

The following table presents, as of December 31, 1998, interest-rate sensitive assets and liabilities categorized by expected maturity and weighted average rate. Expected maturities are contractual maturities adjusted for amortization and prepayments of principal. For adjustable-rate instruments, contractual maturity is deemed to be the earliest possible interest rate adjustment date.

(Dollars in thousands)            Overnight    0-1 yr.      1-2 yrs.    2-3 yrs.     3-4 yrs.    4-5 yrs.     5+ yrs.       Total
                                 ----------   ----------   ----------   ----------  ----------  ----------   ----------   ----------

Rate-sensitive assets:
    Short-term investments        $  4,563     $     --     $     --     $     --    $     --     $    --     $     --   $    4,563
                                      4.77%
    Mortgage-backed investments         --       66,827       43,596       27,672      23,200      14,203       40,435      215,933
                                                   6.26%        6.26%        6.26%       6.26%       6.26%        6.26%
    Other investment securities         --       72,484       82,120       81,962      21,596       9,962       12,596      280,720
                                                   6.28%        6.32%        5.94%       5.95%       5.48%        3.86%
    Adjustable-rate mortgages       20,606      150,577       50,610       52,218      37,671      44,693       18,266      374,641
                                      8.12%        8.10%        7.76%        7.74%       7.62%       7.22%        7.10%
    Fixed-rate mortgages                --       24,674       20,994       19,561      21,360      19,350       84,678      190,617
                                                   7.47%        7.32%        7.37%       6.21%       6.37%        7.10%
    All other loans                 15,888        2,559          994          544         232         143          110       20,470
                                      8.96%       10.67%       10.61%       10.88%      11.24%      10.63%       10.30%
------------------------------------------------------------------------------------------------------------------------------------

Total rate-sensitive assets         41,057      317,121      198,314      181,957     104,059      88,351      156,085    1,086,944
------------------------------------------------------------------------------------------------------------------------------------

Rate-sensitive liabilities:
    NOW accounts                  $ 64,888           --           --           --          --          --           --       64,888
                                      0.71%
    Savings accounts               279,191           --           --           --          --          --           --      279,191
                                      2.90%
    Money market accounts           71,856           --           --           --          --          --           --       71,856
                                      3.59%
    Term certificates                   --      313,434       53,154       26,029       7,372       3,780           62      403,831
                                                   5.23%        5.11%        5.72%       5.99%       5.16%        4.55%
    Borrowings                          --       88,463       48,253       28,000          --       5,000          400      170,116
                                                   5.03%        5.61%        5.45%                   5.87%        5.61%
------------------------------------------------------------------------------------------------------------------------------------

Total rate-sensitive liabilities   415,935      401,897      101,407       54,029       7,372       8,780          462      989,882
------------------------------------------------------------------------------------------------------------------------------------

The prepayment experience reflected is based on the Bank's historical experience. Based on the Bank's experience, partial or full payment prior to contractual maturity can be expected and is reflected. Given the interest rate environment at December 31, 1998, management applies the assumption that on average, 7% of the outstanding loan and mortgage-backed securities balances will prepay annually. When adjustable-rate loans reprice at the rate adjustment date, they are generally indexed to the one-, three-, or five-year Treasury rate with an average spread of 275 basis points, with average period caps of 2.0% and life-time caps of 6.0%. The table does not include loans which have been placed on non-accrual status.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page

Independent Auditors' Report..................................................28

Consolidated Balance Sheets at December 31, 1998, 1997 and 1996...............29

Consolidated Statements of Income for the years ended
    December 31, 1998, 1997 and 1996..........................................30

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996....................................31

Consolidated Statements of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996.......................................32-33

Notes to Consolidated Financial Statements.................................34-60

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Medford Bancorp, Inc.:

We have audited the consolidated balance sheets of Medford Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medford Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ Wolf & Company, P.C.

Boston, Massachusetts
January 22, 1999

                              MEDFORD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31,
                                                                     ---------------------------
                                                                         1998           1997
                                                                     ------------   ------------
                                                                           (In thousands)
ASSETS
Cash and due from banks                                                 $ 17,439       $ 13,376
Interest-bearing deposits                                                  4,563          2,804
                                                                     ------------   ------------
               Cash and cash equivalents                                  22,002         16,180

Investment securities available for sale                                 475,169        402,723
Investment securities held to maturity                                    29,043        103,823
Restricted equity securities                                               8,436          6,872
Loans                                                                    587,541        577,577
    Less allowance for loan losses                                        (6,876)        (6,733)
                                                                     ------------   ------------
              Loans, net                                                 580,665        570,844
                                                                     ------------   ------------

Banking premises and equipment, net                                       12,008         10,738
Accrued interest receivable                                                8,230          9,472
Goodwill and deposit-based intangibles                                     4,807          5,978
Other assets                                                              10,828          8,942
                                                                     ------------   ------------

              Total assets                                           $ 1,151,188    $ 1,135,572
                                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                               $ 871,702      $ 821,706
Short-term borrowings                                                     38,463         95,670
Long-term debt                                                           131,653        110,109
Accrued taxes and expenses                                                 4,078          3,988
Other liabilities                                                          3,025          2,589
                                                                     ------------   ------------
               Total liabilities                                       1,048,921      1,034,062
                                                                     ------------   ------------

Commitments and contingencies

Stockholders' equity:
    Serial preferred stock, $.50 par value, 5,000,000 shares
        authorized; none issued                                               --             --
    Common stock, 15,000,000 shares authorized; $.50 par value,
        9,122,596 and 4,541,148 shares issued, respectively                4,561          2,271
    Additional paid-in capital                                            26,389         28,977
    Retained earnings                                                     76,770         68,938
    Accumulated other comprehensive income                                 3,058          1,324
    Treasury stock, at cost (412,768 shares)                              (8,511)             -
                                                                     ------------   ------------
              Total stockholders' equity                                 102,267        101,510
                                                                     ------------   ------------

              Total liabilities and stockholders' equity             $ 1,151,188    $ 1,135,572
                                                                     ============   ============

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                      Years Ended December 31,
                                                           ----------------------------------------------
                                                               1998            1997             1996
                                                           -------------    ------------    -------------
                                                            (Dollars in thousands, except per share data)
Interest and dividend income:
    Interest and fees on loans                               $   45,740      $   46,213       $   43,454
    Interest on debt securities                                  30,331          28,210           24,167
    Dividends on equity securities                                  526             704              652
    Interest on short-term  investments                             205             205              438
                                                           -------------    ------------    -------------
               Total interest and dividend income                76,802          75,332           68,711
                                                           -------------    ------------    -------------

Interest expense:
    Interest on deposits                                         31,975          31,328           30,433
    Interest on short-term borrowings                             3,210           3,896            2,637
    Interest on long-term debt                                    7,428           6,125            3,392
                                                           -------------    ------------    -------------
               Total interest expense                            42,613          41,349           36,462
                                                           -------------    ------------    -------------

Net interest income                                              34,189          33,983           32,249
Provision for loan losses                                            75             125              215
                                                           -------------    ------------    -------------
Net interest income, after provision for loan losses             34,114          33,858           32,034
                                                           -------------    ------------    -------------

Other income:
    Customer service fees                                         1,878           1,973            2,158
    Gain on sales of investment securities, net                   1,670             835              413
    Gain on sale of loans                                           370             306                -
    Miscellaneous                                                   840             728              744
                                                           -------------    ------------    -------------
               Total other income                                 4,758           3,842            3,315
                                                           -------------    ------------    -------------

Operating expenses:
    Salaries and employee benefits                               10,788          10,320            9,778
    Occupancy and equipment                                       2,296           2,289            1,998
    Data processing                                               1,417           1,416            1,606
    Professional fees                                               525             672              517
    Amortization of intangibles                                   1,171           1,206            1,248
    Advertising and marketing                                       545             614              722
    Other general and administrative                              2,332           2,537            2,206
                                                           -------------    ------------    -------------
               Total operating expenses                          19,074          19,054           18,075
                                                           -------------    ------------    -------------

Income before income taxes                                       19,798          18,646           17,274

Provision for income taxes                                        7,546           7,256            6,845
                                                           -------------    ------------    -------------

Net income                                                   $   12,252      $   11,390       $   10,429
                                                           =============    ============    =============

Weighted averages shares outstanding:
    Basic                                                     8,903,826       9,080,512        9,045,678
                                                           =============    ============    =============
    Diluted                                                   9,377,069       9,540,884        9,447,298
                                                           =============    ============    =============

Earnings per share:
    Basic                                                    $     1.38      $     1.25       $     1.15
                                                           =============    ============    =============
    Diluted                                                  $     1.31      $     1.19       $     1.10
                                                           =============    ============    =============

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1997 and 1996

                                                                                                            Accumulated
                                                    Common Stock    Additional             Treasury Stock      Other
                                                ------------------   Paid-In    Retained -----------------  Comprehensive
                                                  Shares   Dollars   Capital    Earnings  Shares   Dollars  Income (Loss)   Total
                                                ---------  -------   -------    -------- --------  -------  -------------  --------
                                                                         (In thousands, except number of shares)
Balance at December 31, 1995                    4,423,190   $2,212   $27,642    $54,966        --    $    --    $ 1,256    $ 86,076
                                                                                                                           --------

Comprehensive income:
  Net income                                           --       --        --     10,429        --         --         --      10,429
  Change in net unrealized gain (loss) on
    securities available for sale, net of
    reclassification adjustment and tax effects        --       --        --         --        --         --     (1,484)     (1,484)
                                                                                                                           --------
      Total comprehensive income                                                                                              8,945
                                                                                                                           --------
Cash dividends declared ($.42 per share)               --       --        --     (3,761)       --         --         --      (3,761)
Issuance of common stock under stock
  option plan and related income tax benefits     111,458       55     1,206         --        --         --         --       1,261
                                                ---------   ------   -------    -------  --------    -------    -------    --------

Balance at December 31, 1996                    4,534,648    2,267    28,848     61,634        --         --       (228)     92,521
                                                                                                                           --------

Comprehensive income:
  Net income                                           --       --        --     11,390        --         --         --      11,390
  Change in net unrealized gain (loss) on
    securities available for sale, net of
    reclassification adjustment and tax effects        --       --        --         --        --         --      1,552       1,552
                                                                                                                           --------
      Total comprehensive income                                                                                             12,942
                                                                                                                           --------
Cash dividends declared ($.45 per share)               --       --        --     (4,086)       --         --         --      (4,086)
Issuance of common stock under stock
  option plan and related income tax benefits       6,500        4       129         --        --         --         --         133
                                                ---------   ------   -------    -------  --------    -------    -------    --------

Balance at December 31, 1997                    4,541,148    2,271    28,977     68,938        --         --      1,324     101,510
                                                                                                                           --------

Comprehensive income:
  Net income                                           --       --        --     12,252        --         --         --      12,252
  Change in net unrealized gain (loss) on
    securities available for sale, net of
    reclassification adjustment and tax effects        --       --        --         --        --         --      1,734       1,734
                                                                                                                           --------
      Total comprehensive income                                                                                             13,986
                                                                                                                           --------
Cash dividends declared ($.50 per share)               --       --        --     (4,420)       --         --         --      (4,420)
Stock split (2 for 1)                           4,541,148    2,271    (2,271)        --        --         --         --          --
Repurchase of treasury stock                           --       --        --         --  (453,468)    (9,378)        --      (9,378)
Issuance of common stock under stock
  option plan and related income tax benefits      40,300       19      (317)        --    40,700        867         --         569
                                                ---------   ------   -------    -------  --------    -------    -------    --------

Balance at December 31, 1998                    9,122,596   $4,561   $26,389    $76,770  (412,768)   $(8,511)   $ 3,058    $102,267
                                                =========   ======   =======    =======  ========    =======    =======    ========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended December 31,
                                                                            -----------------------------------------------
                                                                                 1998            1997             1996
                                                                            -------------    ------------    --------------
                                                                                            (In thousands)

Cash flows from operating activities:
    Net income                                                                 $  12,252       $  11,390         $  10,429
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Provisions for loan and foreclosed real estate losses                       75             125               265
          Depreciation and amortization, net                                       2,281           2,163             2,205
          Net gain on sales of foreclosed real estate                                 (6)            (44)              (15)
          Gain on sales of investment securities,  net                            (1,670)           (835)             (413)
          Gain on sale of loans                                                     (370)           (306)                -
          Deferred tax benefit                                                      (344)           (610)             (295)
          Increase in accrued interest receivable and other assets                (1,366)           (291)           (2,294)
          Increase in accrued taxes and expenses
              and other liabilities                                                  629             521             1,576
                                                                            -------------    ------------    --------------
                          Net cash provided by operating activities               11,481          12,113            11,458
                                                                            -------------    ------------    --------------

Cash flows from investing activities:
    Activity in investment securities available for sale:
        Maturities                                                                52,180          52,185            38,168
        Sales                                                                    138,046          19,572            32,602
        Purchases                                                               (297,537)       (211,653)         (153,844)
        Principal amortization                                                    39,077           8,701             4,746
   Activity in investment securities held to maturity:
        Maturities                                                                74,803          47,034            49,780
        Purchases                                                                     --              --           (34,232)
    Purchases of FHLBB stock                                                      (1,564)           (876)             (654)
    Loans originated and purchased, net of amortization and payoffs              (20,796)        (42,032)          (32,163)
    Proceeds from sale of loans                                                   11,336          31,900                --
    Proceeds from sales of foreclosed real estate                                     70             662               384
    Purchases of banking premises and equipment, net                              (2,275)           (866)           (2,018)
                                                                            -------------    ------------    --------------
                             Net cash used in investing activities                (6,660)        (95,373)          (97,231)
                                                                            -------------    ------------    --------------

                                   (continued)

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

                                                                                  Years Ended December 31,
                                                                       ----------------------------------------------
                                                                            1998            1997             1996
                                                                       -------------   -------------    -------------
                                                                                       (In thousands)
Cash flows from financing activities:
    Net increase in deposits                                                 49,996          29,565              290
    Net (decrease) increase in short-term borrowings with maturities
        of three months or less                                             (57,207)         44,853           35,536
    Proceeds of short-term borrowings with maturities in
        excess of three months                                               10,000              --           25,000
    Repayment of short-term borrowings with maturities in
        excess of three months                                              (10,000)        (30,000)         (20,000)
    Proceeds from long-term debt                                             68,536          67,509           39,000
    Repayment of long-term debt                                             (46,992)        (25,047)          (3,500)
    Issuance of common stock                                                    359              34              610
    Payments to acquire treasury stock                                       (9,378)             --               --
    Cash dividends paid                                                      (4,313)         (3,903)          (3,504)
                                                                       -------------   -------------    -------------
                          Net cash provided by financing activities           1,001          83,011           73,432
                                                                       -------------   -------------    -------------

Net change in cash and cash equivalents                                       5,822            (249)         (12,341)

Cash and cash equivalents at beginning of year                               16,180          16,429           28,770
                                                                       -------------   -------------    -------------

Cash and cash equivalents at end of year                                   $ 22,002        $ 16,180         $ 16,429
                                                                       =============   =============    =============

Supplementary information:
    Interest paid on deposit accounts                                      $ 31,835        $ 31,263         $ 30,474
    Interest paid on borrowed funds                                          10,681           9,942            5,640
    Income taxes paid, net of refunds                                         7,626           7,455            6,671

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1998, 1997 and 1996


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

Business and Operating segments

The Company is principally engaged in the business of attracting deposits from the general public, originating residential and commercial real estate mortgages and consumer and commercial loans, and investing in securities. The Company is headquartered in Medford, Massachusetts. It has a network of seventeen banking offices located in Medford, Malden, Arlington, Belmont, Burlington, North Reading, Tewksbury, Waltham, and Wilmington. The Company's primary market area includes these communities as well as other cities and towns in Middlesex County and the surrounding area north of Boston.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management evaluates the Company's performance and allocates resources based on a single segment concept. Accordingly, there are no separately identified operating segments for which discrete financial information is available. The Company does not derive revenues from, or have assets located in, foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Company's total revenues.

Reclassification and Restatements

Prior period common share data has been restated to reflect the Company's 2 for 1 stock split declared on July 28, 1998 to shareholders of record on August 17, 1998, paid on September 15, 1998. In addition, certain amounts have been reclassified in the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash, amounts due from banks and interest bearing deposits, which mature overnight or on demand.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment Securities

Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reflected at amortized cost. All other marketable investment securities are classified as "available for sale" and reflected on the balance sheet at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts on debt securities are amortized to earnings by the interest method over the terms of the investments. Declines in the value of investments that are deemed to be other than temporary are reflected in earnings when identified. Gains and losses on disposition of investments are recorded on the trade date and computed by the specific identification method.

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

Interest on loans is recognized on the interest method and is not accrued on loans which are ninety days or more past due. Loans may be placed on non-accrual status prior to becoming ninety days past due if the collection of principal and interest is, in the opinion of management, doubtful. Loans which are identified as impaired are generally placed on non-accrual status. Interest income previously accrued on such loans is reversed against current period earnings. Interest income on all non-accrual loans is recognized only to the extent of interest payments received.

Premiums and discounts on loans acquired and net deferred loan origination costs are amortized as an adjustment of the related loan yields by the interest method over the contractual lives of the loans.

Allowance for Loan Losses

The allowance for loan losses is established, as losses are estimated to have occurred, through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, known inherent risks in the nature and volume of the loan portfolio, levels of non-performing loans, adverse situations that may affect the borrower's ability to repay, trends in delinquencies and charge-offs, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Ultimate losses may vary from current estimates and future additions to the allowance may be necessary.

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

Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosure.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

In February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. The Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practical, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that were previously required by generally accepted accounting principles. The Company has adopted these disclosure requirements for the years ended December 31, 1998 and 1997.

Stock Compensation Plans

In accordance with provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to measure compensation cost for its stock compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company is required to make pro forma disclosures of net income and earnings per share and other disclosures, as if compensation cost had been measured at the grant date based on the fair value of the award and recognized over the service period, which is usually the vesting period. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995.

Advertising Costs

Advertising costs are charged to expense as incurred.

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options would increase the shares outstanding but would not require an adjustment to income as a result of the conversion.

For the years ended December 31, 1998 and 1997, options applicable to 61,000 shares and 1,000 shares, respectively, were anti-dilutive and excluded from the diluted earnings per share computations.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Comprehensive Income

The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on investment securities available for sale, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company's net income or stockholders' equity.

The components of other comprehensive income and related tax effects are as follows:

                                                                                   Years Ended December 31,
                                                                          ---------------------------------------
                                                                              1998          1997          1996
                                                                          -----------   -----------   -----------
                                                                                       (In thousands)

Unrealized holding gains on investment securities available for sale         $ 4,541       $ 3,414      $ (2,054)
Reclassification adjustment for gains realized in income                      (1,670)         (835)         (413)
                                                                          -----------   -----------   -----------
Net unrealized gains (losses)                                                  2,871         2,579        (2,467)

Tax effect                                                                    (1,137)       (1,027)          983
                                                                          -----------   -----------   -----------

Net-of-tax amount                                                            $ 1,734       $ 1,552      $ (1,484)
                                                                          ===========   ===========   ===========

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact on the consolidated financial statements of adopting this Statement, but does not anticipate that it will have a material impact.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. INVESTMENT SECURITIES

The amortized cost and fair value of investment securities, with gross unrealized gains and losses at December 31, 1998 and 1997, follows:

                                                                        Gross         Gross
                                                       Amortized     Unrealized    Unrealized        Fair
              December 31, 1998                           Cost          Gains        Losses         Value
----------------------------------------------        -------------  ------------  ------------  -------------
                                                                          (In thousands)
Securities Available for Sale
-----------------------------
Debt securities:
    Corporate bonds                                      $ 188,087       $ 1,966        $  (33)     $ 190,020
    Mortgage-backed                                        215,933         2,392          (129)       218,196
    U.S. Government and federal agency                      63,591         1,190           (89)        64,692
                                                      -------------  ------------  ------------  -------------
         Total debt securities                             467,611         5,548          (251)       472,908
Marketable equity securities                                 2,532            45          (316)         2,261
                                                      -------------  ------------  ------------  -------------

             Total securities available for sale         $ 470,143       $ 5,593        $ (567)     $ 475,169
                                                      =============  ============  ============  =============

Securities Held to Maturity
---------------------------
    U.S. Government and federal agency                   $  29,043       $   286        $   --      $  29,329
                                                      =============  ============  ============  =============

                                                                        Gross         Gross
                                                       Amortized     Unrealized    Unrealized        Fair
              December 31, 1997                           Cost          Gains        Losses         Value
----------------------------------------------        -------------  ------------  ------------  -------------
                                                                          (In thousands)
Securities Available for Sale
-----------------------------
Debt securities:
    Corporate bonds                                      $ 176,093       $ 1,102        $ (107)     $ 177,088
    Mortgage-backed                                        121,964           641          (158)       122,447
    U.S. Government and federal agency                      95,277           482          (232)        95,527
                                                      -------------  ------------  ------------  -------------
         Total debt securities                             393,334         2,225          (497)       395,062
Marketable equity securities                                 7,233           482           (54)         7,661
                                                      -------------  ------------  ------------  -------------

             Total securities available for sale         $ 400,567       $ 2,707        $ (551)     $ 402,723
                                                      =============  ============  ============  =============

Securities Held to Maturity
---------------------------
    U.S. Government and federal agency                   $  95,052       $   326        $  (59)     $  95,319
    Corporate bonds                                          8,771            12            --          8,783
                                                      -------------  ------------  ------------  -------------

          Total securities held to maturity              $ 103,823       $   338        $  (59)     $ 104,102
                                                      =============  ============  ============  =============

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. INVESTMENT SECURITIES (concluded)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 1998 is as follows:

                                           Available for Sale              Held to Maturity
                                       ---------------------------    ----------------------------
                                        Amortized        Fair          Amortized         Fair
                                          Cost           Value            Cost          Value
                                       ------------   ------------    -------------  -------------
                                                             (In thousands)

Within 1 year                            $  42,335      $  42,549         $ 24,043       $ 24,241
After 1 year through 5 years               193,752        196,394            5,000          5,088
After 5 years through 10 years              10,446         10,528               --             --
After 10 years                               5,145          5,241               --             --
                                       ------------   ------------    -------------  -------------
                                           251,678        254,712           29,043         29,329
Mortgage-backed securities                 215,933        218,196               --             --
                                       ------------   ------------    -------------  -------------

                                         $ 467,611      $ 472,908         $ 29,043       $ 29,329
                                       ============   ============    =============  =============

At December 31, 1998, U.S. Government obligations with an amortized cost of $37,567,000, a fair value of $38,187,000 and accrued interest receivable of $367,000 have been pledged as collateral for securities sold under agreements to repurchase. In addition, U.S. Government obligations with an amortized cost of $11,003,000 and a fair value of $11,110,000 have been pledged as collateral for a line of credit and to secure public funds. (See Note 6.)

For the years ended December 31, 1998, 1997 and 1996, proceeds from the sales of securities available for sale amounted to $138,046,000, $19,572,000 and $32,602,000, respectively. Gross realized gains amounted to $1,711,000, $800,000 and $412,000, respectively. Gross realized losses amounted to $52,000 in 1998 and $56,000 in 1996. For the years ended December 31, 1998, 1997 and 1996, proceeds from the sales of securities held to maturity that were sold within three months of maturity amounted to $15,003,000, $12,034,000 and $29,973,000, respectively. These sales have been included in the Statement of Cash Flows as maturities. Gross realized gains on these sales amounted to $11,000, $35,000 and $61,000, respectively, and gross realized losses amounted to $4,000 in 1996.

Mortgage-backed investments consist of collateralized mortgage obligations and participation certificates guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. LOANS

A summary of the balances of loans follows:

                                                             December 31,
                                                      --------------------------
                                                          1998          1997
                                                      -----------   ------------
                                                           (In thousands)
Mortgage loans on real estate:
    Residential 1 - 4 family                           $ 421,462      $ 389,593
    Commercial                                           109,561        124,094
    Construction                                          28,647         21,989
    Second mortgages                                       1,111          1,539
    Equity lines of credit                                20,606         22,146
                                                      -----------   ------------
                                                         581,387        559,361
    Less: Unadvanced loan funds                          (15,574)       (10,711)
                                                      -----------   ------------
                                                         565,813        548,650
                                                      -----------   ------------

Other loans:
    Commercial                                            17,358         14,941
    Personal                                               2,076          2,432
    Education and other                                    1,069         10,499
                                                      -----------   ------------
                                                          20,503         27,872
                                                      -----------   ------------

Add:  Net premium on loans acquired                          223            270
      Net deferred loan origination costs                  1,002            785
                                                      -----------   ------------
              Total loans                                587,541        577,577
Less allowance for loan losses                            (6,876)        (6,733)
                                                      -----------   ------------

              Loans, net                               $ 580,665      $ 570,844
                                                      ===========   ============

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. LOANS (concluded)

An analysis of the allowance for loan losses follows:

                                                Years Ended December 31,
                                          ----------------------------------
                                             1998        1997        1996
                                          ---------   ---------   ----------
                                                   (In thousands)

Balance at beginning of year               $ 6,733     $ 7,231      $ 7,466
Provision for loan losses                       75         125          215
Recoveries                                     233         208          380
Loans charged-off                             (165)       (831)        (830)
                                          ---------   ---------   ----------

Balance at end of year                     $ 6,876     $ 6,733      $ 7,231
                                          =========   =========   ==========

The following is a summary of the recorded investment in impaired loans:

                                                          December 31,
                                                   --------------------------
                                                       1998           1997
                                                   -----------     ----------
                                                        (In thousands)

Impaired loans with no valuation allowance            $   302        $   302
Impaired loans with a corresponding
    valuation allowance                                 1,464          1,424
                                                   -----------     ----------

Total impaired loans                                  $ 1,766        $ 1,726
                                                   ===========     ==========

Corresponding valuation allowance                        $ 56           $ 85
                                                   ===========     ==========

No additional funds are committed to be advanced in connection with impaired loans.

For the years ended December 31, 1998, 1997 and 1996, the average recorded investment in impaired loans amounted to $1,749,000, $3,806,000 and $4,751,000, respectively. Impaired loans are generally placed on non-accrual status. The Bank recognized interest income on impaired loans, on a cash basis, of $39,000 in 1998, $74,000 in 1997 and $153,000 in 1996 during the periods that they were impaired.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives follows:

                                               December 31,
                                          ----------------------
                                             1998        1997
                                          ---------   ----------
                                             (In thousands)

Banking Premises:
    Land                                  $  1,957     $  1,249
    Buildings                               10,291        9,355
    Equipment                                6,283        5,652
                                          ---------   ----------
                                            18,531       16,256
Less accumulated depreciation               (6,523)      (5,518)
                                          ---------   ----------

                                          $ 12,008     $ 10,738
                                          =========   ==========

Depreciation expense for the years ended December 31, 1998, 1997 and 1996 amounted to $1,005,000, $1,024,000 and $772,000, respectively.

5. DEPOSITS

A summary of deposit balances, by type, is as follows:

                                                            December 31,
                                                     -------------------------
                                                        1998            1997
                                                     ----------     ----------
                                                          (In thousands)

Demand                                               $  51,936      $  44,196
NOW                                                     64,888         59,368
Regular savings                                        279,191        254,741
Money market deposits                                   71,856         70,599
                                                     ----------     ----------
          Total non-certificate accounts               467,871        428,904
                                                     ----------     ----------

Term certificates ($100,000 or more)                    71,403         53,794
Other term certificates                                332,428        339,008
                                                     ----------     ----------
          Total term certificates                      403,831        392,802
                                                     ----------     ----------

          Total deposits                             $ 871,702      $ 821,706
                                                     ==========     ==========

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. DEPOSITS (concluded)

A summary of term certificate accounts, by maturity, is as follows:

                               December 31, 1998            December 31, 1997
                           ------------------------     ------------------------
                                          Weighted                     Weighted
                                          Average                      Average
                             Amount         Rate          Amount         Rate
                           ----------   -----------     ----------   -----------
                                          (Dollars in thousands)

Within 1 year              $ 313,434       5.23%         $ 265,321      5.28%
Over 1 year to 3 years        79,183       5.31            114,071      5.93
Over 3 years to 5 years       11,152       5.71             13,276      5.94
Over 5 years                      62       4.55                134      5.59
                           ----------                    ----------

                           $ 403,831       5.26%         $ 392,802      5.48%
                           ==========                    ==========

6. SHORT-TERM BORROWINGS

Short-term borrowings consist of the following:

                                                     December 31, 1998          December 31, 1997
                                                  -----------------------    -----------------------
                                                                Weighted                   Weighted
                                                                 Average                    Average
                                                    Amount        Rate         Amount        Rate
                                                  ----------   ----------    ----------   ----------
                                                                (Dollars in thousands)

Securities sold under agreements to repurchase     $ 38,349      4.01%        $ 93,611      5.73%
Federal Reserve Bank of Boston advances                 114      4.55            2,059      5.29
                                                  ----------                 ----------

                                                   $ 38,463      4.01%        $ 95,670      5.72%
                                                  ==========                 ==========

Securities sold under agreements to repurchase are borrowings that mature within one year and are secured by U.S. Government obligations. (See Note 2.) The amount of securities collateralizing the agreements to repurchase remains in investment securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.

The Company had a $1,925,000 and a $2,000,000 line of credit (treasury, tax and loan) with the Federal Reserve Bank of Boston at December 31, 1998 and 1997, respectively, of which $114,000 was advanced at December 31, 1998. The interest rate adjusts weekly and certain U.S. Government obligations have been pledged as collateral for the line of credit. (See Note 2.)

The Company also has an available line of credit with the Federal Home Loan Bank of Boston ("FHLBB") at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. All borrowings from the FHLBB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the market value of U.S. Government and federal agency securities.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. LONG-TERM DEBT

Long-term debt consists of FHLBB advances secured by a blanket lien on qualified collateral (see Note 6), as follows:

                               December 31, 1998           December 31, 1997
                            -----------------------     ----------------------
                                           Weighted                   Weighted
                                           Average                    Average
   Maturity                   Amount         Rate         Amount        Rate
---------------             ----------    ---------     ---------    ---------
                                           (Dollars in thousands)

     1998                   $      --          --%      $ 46,992        5.91%
     1999                      50,000        6.02         50,000        6.02
     2000                      48,253        5.61         12,717        6.41
     2001                      28,000        5.45              -          --
     2003                       5,000        5.87              -          --
     2005                         400        5.61            400        5.61
                            ----------                  ---------

                            $ 131,653        5.74%      $ 110,109       6.02%
                            ==========                  =========

8. INCOME TAXES

Allocation of the provision for federal and state income taxes between current and deferred portions is as follows:

                                                   Years Ended December 31,
                                                ------------------------------
                                                  1998       1997       1996
                                                --------   --------   --------
                                                        (In thousands)

Current tax provision:
    Federal                                     $ 7,051    $ 6,672    $ 5,774
    State                                           839      1,194      1,366
                                                --------   --------   --------
                                                  7,890      7,866      7,140
                                                --------   --------   --------
Deferred tax benefit:
    Federal                                        (296)      (525)      (240)
    State                                           (48)       (85)       (55)
                                                --------   --------   --------
                                                   (344)      (610)      (295)
                                                --------   --------   --------

                                                $ 7,546    $ 7,256    $ 6,845
                                                ========   ========   ========

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. INCOME TAXES (continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                     Years Ended December 31,
                                                   ---------------------------
                                                     1998      1997      1996
                                                   -------   -------   -------

Statutory rates                                     35.0%     35.0%     34.0%
Increase resulting from:
    State taxes, net of federal tax benefit          2.6       3.9       5.0
    Other, net                                        .5        --        .6
                                                   -------   -------   -------

Effective tax rates                                 38.1%     38.9%     39.6%
                                                   =======   =======   =======

The components of the net deferred tax asset, included in other assets, are as follows:

                                                          December 31,
                                                     ---------------------
                                                        1998        1997
                                                     ---------   ---------
                                                        (In thousands)

Deferred tax assets:
    Federal                                           $ 4,413     $ 4,215
    State                                               1,530       1,537
                                                     ---------   ---------
                                                        5,943       5,752
                                                     ---------   ---------

Deferred tax liabilities:
    Federal                                            (2,902)     (2,098)
    State                                                (822)       (642)
                                                     ---------   ---------
                                                       (3,724)     (2,740)
                                                     ---------   ---------

Net deferred tax asset                                $ 2,219     $ 3,012
                                                     =========   =========

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES (concluded)

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

                                                               December 31,
                                                           -------------------
                                                             1998       1997
                                                           --------   --------
                                                             (In thousands)

Cash basis of accounting                                   $   205    $   124
Investments:
    Net unrealized (gain) loss on securities
        available for sale                                  (1,969)      (832)
    Other                                                     (290)      (284)
Depreciation                                                (1,055)      (980)
Deferred loan origination fees                                  96        100
Allowance for loan losses                                    2,613      2,482
Employee benefit plans                                       1,693      1,614
Other                                                          926        788
                                                           --------   --------

Net deferred tax asset                                     $ 2,219    $ 3,012
                                                           ========   ========

A summary of the change in the net deferred tax asset is as follows:

                                                  Years Ended December 31,
                                            ----------------------------------
                                               1998        1997         1996
                                            ---------   ---------    ---------
                                                     (In thousands)

Balance at beginning of year                 $ 3,012     $ 3,429      $ 2,151
Deferred tax effect of the change in net
    unrealized gains and losses on
    securities available for sale             (1,137)     (1,027)         983
Deferred tax benefit for the year                344         610          295
                                            ---------   ---------    ---------

Balance at end of year                       $ 2,219     $ 3,012      $ 3,429
                                            =========   =========    =========

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


9. COMMITMENTS AND CONTINGENCIES

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

                                                           Contract Amount
                                                           at December 31,
                                                     -------------------------
                                                       1998           1997
                                                     ----------     ----------
                                                           (In thousands)

Commitments to grant loans                            $ 13,096       $ 14,918
Unadvanced funds on equity lines of credit              24,246         24,848
Unadvanced funds on commercial lines of credit           7,386          8,407

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

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. COMMITMENTS AND CONTINGENCIES (concluded)

Operating Lease Commitments

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 1998, pertaining to banking premises and equipment, future minimum rent commitments aggregate $607,000 through the year 2003. In addition, the leases contain options to extend for periods up to fifteen years. Total rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to $285,000, $290,000 and $282,000, respectively.

Other Commitments and Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company's consolidated financial statements.

10. STOCKHOLDERS' EQUITY

Minimum regulatory capital requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998 and 1997, that the Company and the Bank met all capital adequacy requirements to which they are subject.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. STOCKHOLDERS' EQUITY (continued)

Minimum regulatory capital requirements (continued)

As of December 31, 1998, the Company and the Bank were well capitalized under the applicable regulatory framework. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based and Tier 1 risk-based ratios as set forth in the following tables. In addition, the Bank must maintain a minimum Tier 1 capital to average assets to be categorized as well capitalized. As well capitalized entities, the Company and the Bank are entitled to engage in specified activities on a more expedited basis than entities that are not well capitalized. There are no conditions or events that management believes have changed the Company's or Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 1998 and 1997, are also presented in the tables.

                                                                               December 31, 1998
                                                -----------------------------------------------------------------------------------
                                                                                                                  Minimum
                                                                                     Minimum                 To Be Categorized
                                                                                     Capital                      as Well
                                                           Actual                  Requirement                  Capitalized
                                                -------------------------    -------------------------    -------------------------
                                                   Amount         Ratio         Amount         Ratio         Amount         Ratio
                                                -------------    --------    -------------    --------    -------------    --------
                                                                              (Dollars in thousands)
Total Capital to Risk-Weighted Assets:

    Consolidated                                   $ 101,007     15.2%           $ 53,039       8.0%        $     --           --%
    Bank                                              97,658     14.7              53,039       8.0           66,299         10.0

Tier 1 Capital to Risk-Weighted Assets:

    Consolidated                                      94,131     14.2              26,519       4.0               --            --
    Bank                                              90,782     13.7              26,519       4.0           39,779           6.0

Tier 1 Capital to Average Assets:

    Consolidated                                      94,131     8.3               45,572 -    4.0 -              --            --
                                                                                   56,965      5.0
    Bank                                              90,782     8.0               45,572 -    4.0 -          56,965           5.0
                                                                                   56,965      5.0

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. STOCKHOLDERS' EQUITY (continued)

Minimum regulatory requirements (continued)

                                                                                 December 31, 1997
                                                -----------------------------------------------------------------------------------
                                                                                                                  Minimum
                                                                                     Minimum                 To Be Categorized
                                                                                     Capital                      as Well
                                                           Actual                  Requirement                  Capitalized
                                                -------------------------    -------------------------    -------------------------
                                                   Amount         Ratio         Amount         Ratio         Amount         Ratio
                                                -------------    --------    -------------    --------    -------------    --------
                                                                               (Dollars in thousands)
Total Capital to Risk-Weighted Assets:

    Consolidated                                   $ 100,938     15.8%           $ 51,267       8.0%        $     --           --%
    Bank                                              93,910     14.7              51,267       8.0           64,080         10.0

Tier 1 Capital to Risk-Weighted Assets:

    Consolidated                                      94,205     14.7              25,633       4.0               --            --
    Bank                                              87,177     13.6              25,633       4.0           38,450           6.0

Tier 1 Capital to Average Assets:

    Consolidated                                      94,205     8.5               43,334 -    4.0 -              --            --
                                                                                   54,167      5.0
    Bank                                              87,177     7.8               43,334 -    4.0 -          54,167           5.0
                                                                                   54,167      5.0

Restrictions on dividends, loans and advances

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date under Massachusetts law is generally limited to the net profits of the Bank, and loans or advances are limited to 10% of the Bank's capital stock and surplus, as defined, (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) on a secured basis.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

At December 31, 1998, $56,965,000 of the Company's equity in the Bank was restricted and funds available for loans or advances amounted to $9,766,000.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. STOCKHOLDERS' EQUITY (concluded)

Shareholder Rights Plan

The Company has a Shareholder Rights Plan which distributed one preferred stock purchase right for each outstanding share of common stock. Such rights only become exercisable, or transferable apart from the common stock, ten business days after a person or group acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company's common stock, or the declaration by the Board of Directors that any person is an Adverse Person. Each right may then be exercised to acquire one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock at an exercise price specified in the Company's Amended and Restated Shareholder Rights Agreement, subject to adjustment. If the Company is acquired in a merger or other business combination transaction, or 50% of the Company's assets or earning power is sold, the rights entitle holders to acquire common stock of the Acquiring Person having a value twice the exercise price of the rights. The rights may be redeemed in whole by the Company at $.01 per right at any time until the earliest of (i) the declaration of a person as an Adverse Person, (ii) the tenth day following public announcement that a 15% position has been acquired, or (iii) the expiration date of the Company's Amended and Restated Shareholder Rights Agreement. The rights will expire on September 22, 2003.

11. EMPLOYEE BENEFIT PLANS

Pension Plan

The Bank provides basic and supplemental pension benefits for eligible employees through the Savings Banks Employees Retirement Association Pension Plan. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve-month period beginning with such employee's date of employment, or any anniversary thereof, automatically becomes a participant in the pension plan. Participants are fully vested after three years of such service. Information pertaining to activity in the plan is as follows:

                                                       Years Ended October 31,
                                                      ------------------------
                                                         1998           1997
                                                      ---------      ---------
                                                           (In thousands)
Change in benefit obligation:
    Benefit obligation at beginning of year            $ 4,965        $ 4,180
    Service cost                                           591            511
    Interest cost                                          360            314
    Actuarial (gain) loss                                 (151)           198
    Benefits paid                                         (293)          (238)
                                                      ---------      ---------
    Benefit obligation at end of year                    5,472          4,965
                                                      ---------      ---------

Change in plan assets:
    Fair value of plan assets at beginning of year       4,830          3,994
    Actual return on plan assets                           395            723
    Employer contribution                                  532            351
    Benefits paid                                         (293)          (238)
                                                      ---------      ---------
    Fair value of plan assets at end of year             5,464          4,830
                                                      ---------      ---------

Funded status                                                8            135
Unrecognized net actuarial gain                          1,668          1,577
Transition asset                                           247            265
                                                      ---------      ---------

Accrued pension cost                                   $ 1,923        $ 1,977
                                                      =========      =========

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. EMPLOYEE BENEFIT PLANS (concluded)

Pension Plan (concluded)

Net periodic pension expense for the plan years ended October 31, 1998, 1997 and 1996 consisted of the following:

                                                    1998      1997      1996
                                                  --------  --------  --------
                                                         (In thousands)

Service cost - benefits earned during the year      $ 591     $ 511     $ 514
Interest cost on projected benefits                   360       313       305
Actual return on plan assets                         (386)     (603)     (503)
Net amortization and deferral                         (19)      (19)      (19)
Net (gain) loss                                       (69)      224       218
                                                  --------  --------  --------

Net periodic pension expense                        $ 477     $ 426     $ 515
                                                  ========  ========  ========

Total pension expense for the years ended December 31, 1998, 1997 and 1996 amounted to $486,000, $426,000 and $540,000, respectively.

For the plan years ended October 31, 1998, 1997 and 1996, actuarial assumptions include an assumed discount rate on benefit obligations of 7.50%, 7.25% and 7.50%, respectively, and an expected long-term rate of return on plan assets of 8.00% for all years. An annual salary increase of 5% was utilized for all years.

401(k) Plan

The Bank maintains a 401(k) plan that provides for voluntary contributions by participating employees ranging from 1 percent to 15 percent of their compensation, subject to certain limits based on federal tax laws. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve-month period beginning with such employee's date of employment, or any anniversary thereof, becomes eligible to participate in the plan. The Bank may choose to match a portion of the employees' contributions. During the years ended December 31, 1998, 1997 and 1996, the Bank made matching contributions equal to twenty-five percent (25%) of the first six percent (6%) of annual compensation contributed to the plan. For the years ended December 31, 1998, 1997 and 1996, expense attributable to the Plan amounted to $83,000, $77,000 and $69,000, respectively.

Incentive Plan

The Bank has an executive incentive plan whereby all management executives are eligible to receive a bonus, proportionate to their respective salary, if the Bank meets or exceeds certain base standards. The structure of the plan is reviewed on an annual basis by a designated committee, and performance goals are then established. Incentive compensation expense amounted to $195,000, $166,000 and $101,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Executive Supplemental Benefit Agreement

The Company has entered into supplemental executive retirement agreements with its President that are designed to provide benefits lost under defined benefit plans and to increase overall retirement benefits. The present value of future benefits is being accrued over the term of employment. Supplemental compensation expense for the years ended December 31, 1998, 1997 and 1996 amounted to $239,000, $99,000 and $36,000, respectively.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. STOCK OPTION PLANS

The Company has stock option plans, for the benefit of directors, officers and full-time employees, covering 1,472,000 shares of common stock under the Medford Savings Bank 1986 Stock Option Plan (the options under which have all been granted) and 400,000 shares of common stock under the Medford Bancorp, Inc. Stock Option Plan. Both "Incentive Stock Options" and "Non-qualified Stock Options" may be granted under the plans, with a maximum option term of ten years. Under the terms of the plans, stock options may be granted as determined appropriate by the Compensation and Options Committee of the Board of Directors, and will have an exercise price equal to, or in excess of, the fair market value of a share of common stock of the Company on the date the option is granted. The Company applies APB Opinion 25 and related interpretations in accounting for the plans. (See Note 1.) The plans also permit the inclusion of stock appreciation rights ("SARs") in any option granted which would permit the optionee to surrender an option (or portion thereof) for cancellation and to receive cash or common stock equal to the excess, if any, of the then fair market value of the common stock subject to such option or portion thereof over the option exercise price. No SARs have been granted to date.

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               Years Ended December 31,
                                         -------------------------------------
                                            1998          1997         1996
                                         ----------    ----------   ----------
                                         (In thousands, except per share data)

Net income:
    As reported                           $ 12,252      $ 11,390     $ 10,429
    Pro forma                               12,023        11,044       10,351
Basic earnings per share:
    As reported                           $   1.38      $   1.25     $   1.15
    Pro forma                                 1.35          1.22         1.14
Diluted earnings per share:
    As reported                           $   1.31      $   1.19     $   1.10
    Pro forma                                 1.28          1.16         1.10

In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              Years Ended December 31,
                                         ----------------------------------
                                            1998         1997        1996
                                         ----------   ---------   ---------

Dividend yield                             3.5%         3.7%        3.7%
Expected life                            10 years     10 years    10 years
Expected volatility                         52%          59%         66%
Risk-free interest rate                    5.3%         5.7%        6.6%

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. STOCK OPTION PLANS (concluded)

Stock option activity under the plans is as follows:

                                                                           Years Ended December 31,
                                        ----------------------------------------------------------------------------------------
                                                   1998                           1997                           1996
                                        ---------------------------    ---------------------------    --------------------------
                                                         Weighted                      Weighted                       Weighted
                                                         Average                        Average                        Average
                                                         Exercise                      Exercise                       Exercise
                                           Amount         Price          Amount         Price           Amount          Price
                                        -----------    ------------    -----------   -------------    -----------    -----------
Shares under option:
  Outstanding at beginning of year       $ 761,352         $ 6.41       $ 708,352         $ 5.21       $ 907,268         $ 4.45
  Granted                                   49,500          18.40          66,000          18.38          24,000          11.07
  Cancelled                                 (4,000)         19.75              --             --              --             --
  Exercised                                (81,000)          4.43         (13,000)          2.60        (222,916)          2.74
                                        -----------                    -----------                    -----------
  Outstanding at end of year               725,852           7.37         761,352           6.41         708,352           5.21
                                        ===========                    ===========                    ===========
  Exercisable at end of year               646,952           6.04         688,152           4.89         630,598           4.67
                                        ===========                    ===========                    ===========
  Weighted average fair value of
    options granted during the year      $    7.98                      $    8.74                      $    5.36
                                        ===========                    ===========                    ===========

Information pertaining to options outstanding at December 31, 1998 is as follows:

                                                      Options Outstanding                      Options Exercisable
                                       ----------------------------------------------    -----------------------------
                                                            Weighted
                                                             Average        Weighted                         Weighted
                                                            Remaining       Average                          Average
                Range of                    Number         Contractual      Exercise          Number         Exercise
          Exercise Prices                Outstanding          Life           Price         Exercisable        Price
                                       ---------------    -------------   -----------    --------------    -----------

           $2.59 -  $3.06                     246,000     2.0 Years          $ 2.62            246,000         $ 2.62
           $3.81 -  $5.44                     173,772     3.8                  4.79            173,772           4.79
           $6.12 -  $7.22                      26,000     6.6                  6.95             26,000           6.95
           $8.63 -  $9.72                     141,180     5.6                  9.49            141,180           9.49
          $10.38 - $10.88                      22,400     7.2                 10.56             20,600          10.55
          $12.44 - $12.88                      17,000     8.2                 12.57             13,400          12.48
          $16.81 - $21.63                      99,500     9.4                 19.08             26,000          20.18
                                       ---------------                                   --------------

Outstanding at end of year                    725,852     4.5 Years          $ 7.37            646,952         $ 6.04
                                       ===============                                   ==============

13. EMPLOYEES' STOCK OWNERSHIP PLAN

The Company has an Employees' Stock Ownership Plan ("ESOP") for the benefit of each employee that has reached the age of 21 and has completed at least 500 hours of service with the Company in the previous twelve-month period. The Company may contribute to the ESOP cash or shares of common stock as voted by the Board of Directors, not to exceed the maximum amount deductible for federal income tax purposes. At December 31, 1998, the ESOP held 426,776 shares, all of which have been allocated to participants and included in outstanding shares for earnings per share calculations. Dividends on all shares held by the ESOP are allocated to participants on a pro rata basis. There were no contributions to the ESOP for the years ended December 31, 1998, 1997 or 1996.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment securities: Fair values for investment securities are based on quoted market prices.

Restricted equity securities: The carrying value of Federal Home Loan Bank of Boston stock approximates fair value based on stock redemption provisions. The carrying value of SBLI stock is deemed to approximate fair value.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Borrowings: The carrying amounts of short-term borrowings maturing within ninety days approximate their fair values. Fair values of other borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

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

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

                                                                                 December 31,
                                                             -----------------------------------------------------
                                                                       1998                        1997
                                                             ------------------------    -------------------------
                                                               Carrying       Fair         Carrying        Fair
                                                                Amount       Value          Amount        Value
                                                             -----------  -----------    -----------   -----------
                                                                                 (In thousands)
Financial assets:
   Cash and cash equivalents                                   $ 22,002     $ 22,002       $ 16,180      $ 16,180
   Investment securities available for sale                     475,169      475,169        402,723       402,723
   Investment securities held to maturity                        29,043       29,329        103,823       104,102
   Restricted equity securities                                   8,436        8,436          6,872         6,872
   Loans, net                                                   580,665      585,457        570,844       575,045
   Accrued interest receivable                                    8,230        8,230          9,472         9,472

Financial liabilities:
   Deposits                                                     871,702      873,949        821,706       822,449
   Short-term borrowings                                         38,463       38,463         95,670        95,670
   Long-term debt                                               131,653      131,770        110,109       110,293
   Accrued interest payable                                       1,092        1,092            995           995

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Medford Bancorp, Inc. is as follows:

                                 BALANCE SHEETS

                                                              December 31,
                                                        ------------------------
                                                           1998          1997
                                                        ----------    ----------
                                                             (In thousands)
Assets
------

Short-term investments with Medford Savings Bank        $   3,221     $   7,028
Investment in common stock of Medford Savings Bank         98,918        94,481
Due from Medford Savings Bank                               1,775         1,650
Other assets                                                  104            --
                                                        ----------    ----------

           Total assets                                 $ 104,018     $ 103,159
                                                        ==========    ==========

Liabilities and Stockholders' Equity
------------------------------------

Accrued expenses                                        $       9     $      14
Other liabilities                                           1,742         1,635
                                                        ----------    ----------
          Total liabilities                                 1,751         1,649

Stockholders' equity                                      102,267       101,510
                                                        ----------    ----------

          Total liabilities and stockholders' equity    $ 104,018     $ 103,159
                                                        ==========    ==========

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (continued)

                              STATEMENTS OF INCOME

                                                                Years Ended December 31,
                                                               -------------------------
                                                                   1998          1997
                                                               -----------   -----------
                                                                    (In thousands)

Interest on short-term investments with Medford Savings Bank     $    142      $     30
Dividend from Medford Savings Bank                                  9,600         7,000
                                                               -----------   -----------
                                                                    9,742         7,030
Operating expenses                                                    147             6
                                                               -----------   -----------
Income before income taxes and equity in
  undistributed net income of Medford Savings Bank                  9,595         7,024
Applicable income tax provision (benefit)                              (3)           10
                                                               -----------   -----------
                                                                    9,598         7,014
Equity in undistributed net income of Medford Savings Bank          2,654         4,376
                                                               -----------   -----------

    Net income                                                   $ 12,252      $ 11,390
                                                               ===========   ===========

                            STATEMENTS OF CASH FLOWS

                                                                Years Ended December 31,
                                                               --------------------------
                                                                  1998            1997
                                                               ----------     -----------
                                                                     (In thousands)

Cash flows from operating activities:
  Net income                                                    $ 12,252        $ 11,390
  Adjustments to reconcile net income to net
    cash provided by operating activities:
        Equity in undistributed net income of
            Medford Savings Bank                                  (2,654)         (4,376)
        Other, net                                                   (73)             14
                                                               ----------     -----------
          Net cash provided by operating activities                9,525           7,028
                                                               ----------     -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                             359              --
  Payments to acquire treasury stock                              (9,378)             --
  Cash dividends paid                                             (4,313)             --
                                                               ----------     -----------
        Net cash used by financing activities                    (13,332)             --
                                                               ----------     -----------

Net change in cash and cash equivalents                           (3,807)          7,028

Cash and cash equivalents, beginning of period                     7,028              --
                                                               ----------     -----------

Cash and cash equivalents, end of period                        $  3,221        $  7,028
                                                               ==========     ===========

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16. QUARTERLY DATA (UNAUDITED)

A summary of consolidated operating results on a quarterly basis is as follows:

                                                                  Year Ended December 31, 1998
                                                         ----------------------------------------------
                                                            Fourth       Third      Second       First
                                                           Quarter      Quarter     Quarter     Quarter
                                                         ----------   ---------   ---------   ---------
                                                              (In thousands, except per share data)

Interest and dividend income                              $ 19,042    $ 19,198    $ 19,172    $ 19,390
Interest expense                                           (10,624)    (10,876)    (10,528)    (10,585)
                                                         ----------   ---------   ---------   ---------
Net interest income                                          8,418       8,322       8,644       8,805
Provision for loan losses                                       --          --          --         (75)
                                                         ----------   ---------   ---------   ---------
Net interest income, after provision for loan losses         8,418       8,322       8,644       8,730
Other income                                                 1,287         918       1,227       1,326
Operating expenses                                          (5,000)     (4,783)     (4,606)     (4,685)
                                                         ----------   ---------   ---------   ---------
Income before income taxes                                   4,705       4,457       5,265       5,371

Provision for income taxes                                  (1,771)     (1,625)     (2,027)     (2,123)
                                                         ----------   ---------   ---------   ---------
Net income                                                $  2,934    $  2,832    $  3,238    $  3,248
                                                         ==========   =========   =========   =========

Earnings per share:
  Basic                                                   $   0.34    $   0.32    $   0.36    $   0.36
                                                         ==========   =========   =========   =========
  Diluted                                                 $   0.32    $   0.31    $   0.34    $   0.34
                                                         ==========   =========   =========   =========

                                                                  Year Ended December 31, 1997
                                                         ----------------------------------------------
                                                            Fourth       Third      Second       First
                                                           Quarter      Quarter     Quarter     Quarter
                                                         ----------   ---------   ---------   ---------
                                                              (In thousands, except per share data)

Interest and dividend income                              $ 19,464    $(19,114    $ 18,586    $ 18,168
Interest expense                                           (10,883)    (10,585)    (10,133)     (9,748)
                                                         ----------   ---------   ---------   ---------
Net interest income                                          8,581       8,529       8,453       8,420
Provision for loan losses                                       --          --         (50)        (75)
                                                         ----------   ---------   ---------   ---------
Net interest income, after provision for loan losses         8,581       8,529       8,403       8,345
Other income                                                   789         764       1,288       1,001
Operating expenses                                          (5,068)     (4,797)     (4,567)     (4,622)
                                                         ----------   ---------   ---------   ---------
Income before income taxes                                   4,302       4,496       5,124       4,724

Provision for income taxes                                  (1,545)     (1,786)     (2,032)     (1,893)
                                                         ----------   ---------   ---------   ---------
Net income                                                $  2,757    $  2,710    $  3,092    $  2,831
                                                         ==========   =========   =========   =========

Earnings per share:
  Basic                                                   $   0.31    $   0.30    $   0.34    $   0.31
                                                         ==========   =========   =========   =========
  Diluted                                                 $   0.29    $   0.28    $   0.33    $   0.30
                                                         ==========   =========   =========   =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

With the exception of certain information regarding the executive officers of the Company and the Bank, the response to this item is incorporated by reference from the discussion under the captions "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 1999 (the "Proxy Statement"), to be filed with the SEC pursuant to Regulation 14A of the Exchange Act Rules.

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

      (3)   Exhibits:

                                  EXHIBIT INDEX

Exhibit     Description
-------     -----------

2.1 Plan of Reorganization and Acquisition dated as of July 29, 1997 between the Company and the Bank (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on November 26, 1997, and incorporated herein by reference)

3.1 Articles of Organization of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on November 26, 1997, and incorporated herein by reference)

3.2         Amended Articles of Organization of the Company (filed as Exhibit
            3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 15, 1998, and incorporated herein by reference)

3.3 Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K filed with the SEC on March 23, 1998, and incorporated herein by reference)

4.1 Specimen certificate for shares of Common Stock of the Company (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on November 26, 1997, and incorporated herein by reference)

4.2 Articles IV, VI(A), VI(C), VI(I)-(J) of Articles of Organization of the Company (see Exhibit 3. 1)

4.3         Articles II and V of the By-laws of the Company (see Exhibit 3.3)

4.4 Amended and Restated Shareholder Rights Agreement, dated November 26, 1997, between Medford Bancorp, Inc. and State Street Bank and Trust Company, as Rights Agent (filed as Exhibit 10. 1 to the Company's Current Report on Form 8-K filed with the SEC on November 26, 1997, and incorporated herein by reference)

10.1 Amended and Restated Employment Agreement with Arthur H. Meehan (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 23, 1998, and incorporated herein by reference)

10.2        Amended and Restated Special Termination Agreement with Arthur H.
            Meehan (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K filed with the SEC on March 23, 1998, and incorporated herein by reference)

10.3        Amended and Restated Special Termination Agreement with Phillip W.
            Wong (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the SEC on March 23, 1998, and incorporated herein by reference)

10.4        Amended and Restated Special Termination Agreement with George A.
            Bargamian (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K filed with the SEC on March 23, 1998, and incorporated herein by reference)

10.5 Amended and Restated Special Termination Agreement with Eric B. Loth (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K filed with the SEC on March 23, 1998, and incorporated herein by reference)

10.6        Amended and Restated Special Termination Agreement with William F.
            Rivers (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K filed with the SEC on March 23, 1998, and incorporated herein by reference)

10.7 Supplemental Executive Retirement Plan and Corresponding Adoption Agreement with Arthur H. Meehan (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the SEC on March 23, 1998, and incorporated herein by reference)

10.8 Executive Supplemental Benefit Agreement with Arthur H. Meehan (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K filed with the SEC on March 23, 1998, and incorporated herein by reference)

10.9 Deferred Investment Plan for Outside Directors (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the SEC on December 24, 1997, and incorporated herein by reference)

10.10 First Amendment to Deferred Investment Plan for Outside Directors (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed with the SEC on December 24, 1997, and incorporated herein by reference)

10.11 Medford Savings Bank 1986 Stock Option Plan (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the SEC on November 26, 1997, and incorporated herein by reference)

10.12 Medford Bancorp, Inc. Stock Option Plan (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed with the SEC on November 26, 1997, and incorporated herein by reference)

10.13 Discretionary Bonus Plan (not set forth in a formal document -- a description of the plan is contained in both the Proxy Statement to be filed with the SEC, and incorporated herein by reference, under the caption "Compensation Committee Report on Executive Compensation" and in the "Notes to Consolidated Financial Statements" under the caption "Employee Benefit Plans -- Incentive Plan" in Item 8 to this Report)

11 Statement Regarding Computation of Per Share Earnings -- Such computation can be clearly determined from the material contained in this Report.

12 Statement Regarding Computation of Ratios -- As the Company does not have any debt securities registered under Section 12 of the Securities and Exchange Act of 1934, no ratio of earnings to fixed charges appears in this Report.

13 Medford Bancorp, Inc. 1998 Annual Report, which, except for those portions expressly incorporated herein by reference, is furnished only for the information of the SEC and is not deemed to be filed.

21 Subsidiaries of the Company -- The Company has one direct subsidiary: Medford Savings Bank, a Massachusetts-chartered savings bank in stock form. Medford Savings Bank has one subsidiary: Medford Securities Corporation, a Massachusetts corporation.

23 Consent of Wolf & Company, P.C. as independent certified public accountants

27          Financial Data Schedule

(b)   Reports on Form 8-K: None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MEDFORD BANCORP, INC.


                                    By: /s/ Arthur H. Meehan
                                        -----------------------------
                                        Arthur H. Meehan
                                        Chairman, President,
                                        Chief Executive Officer and Director

                                    Date:  March 3, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Arthur H. Meehan              Chairman, President, Chief
------------------------------    Executive Officer and Director   March 3, 1999
Arthur H. Meehan


/s/ Phillip W. Wong               Executive Vice President
------------------------------    and Chief Financial Officer      March 3, 1999
Phillip W. Wong


/s/ Edward D. Brickley            Director                         March 3, 1999
------------------------------
Edward D. Brickley


/s/ David L. Burke                Director                         March 3, 1999
------------------------------
David L. Burke


                                  Director                         March 3, 1999
------------------------------
Paul J. Crowley


                                  Director                         March 3, 1999
------------------------------
Mary L. Doherty


                                  Director                         March 3, 1999
------------------------------
Edward J. Gaffey


/s/ Andrew D. Guthrie, Jr.        Director                         March 3, 1999
------------------------------
Andrew D. Guthrie, Jr.


/s/ Robert A. Havern, III         Director                         March 3, 1999
------------------------------
Robert A. Havern, III


/s/ Eugene R. Murray              Clerk and Director               March 3, 1999
------------------------------
Eugene R. Murray


/s/ Francis D. Pizzella           Director                         March 3, 1999
------------------------------
Francis D. Pizzella