Form 10-Q
period 1999-03-31
MEDFORD BANCORP INC
filed 1999-05-13
CIK 1049895

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

FORM  10-Q

    (Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the period ended             March 31, 1999
                                 --------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

The number of shares outstanding of Medford Bancorp, Inc.'s common stock, $0.50 par value per share, as of March 31, 1999 was 8,292,632.

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS                                          PAGE


           Consolidated Balance Sheets.................................    1

           Consolidated Statements of Income...........................  2-3

           Consolidated Statements of Changes in Stockholders' Equity..    4

           Consolidated Statements of Cash Flows.......................  5-6

           Notes to Consolidated Financial Statements..................    7


ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS......................... 8-26

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK ................................................   27


PART II    OTHER INFORMATION

ITEM 1  -  Legal Proceedings...........................................   28

ITEM 2  -  Changes in Securities and Use of Proceeds...................   28

ITEM 3  -  Defaults Upon Senior Securities.............................   28

ITEM 4  -  Submission of Matters to a Vote of Security Holders.........   28

ITEM 5  -  Other Information...........................................   28

ITEM 6  -  Exhibits and Reports on Form 8-K............................   28

           SIGNATURES..................................................   29

           Exhibit Index...............................................   30

PART I     FINANCIAL INFORMATION

ITEM 1  -  Financial Statements

                             MEDFORD BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                March 31,       December 31,
                                                                                  1999             1998
                                                                               -----------      -----------
                                                                                     (In thousands)
ASSETS
  Cash and due from banks                                                          $16,490          $17,439
  Interest-bearing deposits                                                          8,437            4,563
                                                                               -----------      -----------

    Cash and cash equivalents                                                       24,927           22,002
                                                                               -----------      -----------

  Investment securities available for sale                                         497,506          475,169
  Investment securities held to maturity                                            29,020           29,043
  Restricted equity securities                                                       9,547            8,436

  Loans                                                                            588,237          587,541
    Less allowance for loan losses                                                  (6,824)          (6,876)
                                                                               -----------      -----------
      Loans, net                                                                   581,413          580,665
                                                                               -----------      -----------

  Banking premises and equipment, net                                               11,855           12,008
  Accrued interest receivable                                                        8,791            8,230
  Goodwill and deposit-based intangibles                                             4,520            4,807
  Other assets                                                                      10,836           10,828
                                                                               -----------      -----------

TOTAL ASSETS                                                                    $1,178,415       $1,151,188
                                                                               ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                                        $902,915         $871,702
  Short-term borrowings                                                             25,473           38,463
  Long-term debt                                                                   148,653          131,653
  Accrued taxes and expenses                                                         4,913            4,078
  Other liabilities                                                                  2,302            3,025
                                                                               -----------      -----------

    Total liabilities                                                            1,084,256        1,048,921
                                                                               -----------      -----------

Stockholders' equity:
  Serial preferred stock, $.50 par value, 5,000,000 shares authorized;
    none issued;                                                                        --               --
  Common stock, 15,000,000 shares authorized;
    $.50 par value, 9,122,596 shares issued                                          4,561            4,561
  Additional paid-in capital                                                        26,249           26,389
  Retained earnings                                                                 79,549           76,770
  Accumulated other comprehensive income (loss)                                       (172)           3,058
  Treasury stock, at cost (829,964 and 412,768 shares, respectively)               (16,028)          (8,511)
                                                                               -----------      -----------
    Total stockholders' equity                                                      94,159          102,267
                                                                               -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $1,178,415       $1,151,188
                                                                               ===========      ===========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended
                                                                       March 31,
                                                               -----------------------
                                                                 1999            1998
                                                               -------         -------
                                                               (Dollars in thousands,
                                                               except per share data)
Interest and dividend income:
  Interest and fees on loans                                   $11,063         $11,618
  Interest on debt securities                                    7,699           7,612
  Dividends on equity securities                                   140             115
  Interest on short-term investments                                50              45
                                                               -------         -------

     Total interest and dividend income                         18,952          19,390
                                                               -------         -------

Interest expense:
  Interest on deposits                                           8,061           7,758
  Interest on short-term borrowings                                369           1,117
  Interest on long-term debt                                     1,899           1,710
                                                               -------         -------

     Total interest expense                                     10,329          10,585
                                                               -------         -------

Net interest income                                              8,623           8,805
Provision for loan losses                                           --              75
                                                               -------         -------

Net interest income, after provision for loan losses             8,623           8,730
                                                               -------         -------

Other income:
  Customer service fees                                            445             479
  Gain on sales of securities, net                               1,243             513
  Gain on sale of loans                                              3             158
  Miscellaneous                                                    199             176
                                                               -------         -------

     Total other income                                          1,890           1,326
                                                               -------         -------

Operating expenses:
  Salaries and employee benefits                                 2,591           2,643
  Occupancy and equipment                                          645             595
  Data processing                                                  374             356
  Professional fees                                                137             131
  Amortization of intangibles                                      287             298
  Advertising and marketing                                        141             117
  Other general and administrative                                 488             545
                                                               -------         -------

     Total operating expenses                                    4,663           4,685
                                                               -------         -------

Income before income taxes                                       5,850           5,371
Provision for income taxes                                       2,152           2,123
                                                               -------         -------
     Net income                                                 $3,698          $3,248
                                                               =======         =======

                                   (Continued)

See accompanying notes to consolidated financial statements.

                             MEDFORD BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (concluded)

                                                Three Months Ended
                                                     March 31,
                                                -----------------
                                                1999         1998
                                                ----         ----
                                              (Dollars in thousands,
                                              except per share data)
Earnings per share:
  Basic                                           $0.44      $0.36
  Diluted                                         $0.41      $0.34

Cash dividends declared  per share                $0.11      $0.10
Weighted average shares outstanding
  Basic                                       8,487,779  9,089,954
  Diluted                                     8,918,409  9,601,582

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                        Common Stock        Additional   Retained        Treasury Stock
                                                    --------------------     Paid-In     Retained      --------------------
                                                    Shares       Dollars     Capital     Earnings      Shares       Dollars
                                                    ------       -------     -------     --------      ------       -------
                                                                   (In thousands, except number of shares)

Balance at December 31, 1998                       9,122,596      $4,561     $26,389      $76,770     (412,768)     $(8,511)


Comprehensive income:
  Net income                                              --          --          --        3,698           --           --
  Change in net unrealized gain (loss) on
  securities available for sale, net of
  reclassification adjustment and tax effects             --          --          --           --           --           --

   Total comprehensive income

Cash dividends declared ($.11 per share)                  --          --          --         (919)          --           --
Repurchase of treasury stock                              --          --          --           --     (425,796)      (7,689)
Issuance of common stock under stock option
  plan and related income tax benefits                    --          --        (140)          --        8,600          172
                                                   ---------      ------     -------      -------     --------     --------

 Balance at March 31, 1999                         9,122,596      $4,561     $26,249      $79,549     (829,964)    $(16,028)
                                                   =========      ======     =======      =======     ========     ========

Balance at December 31, 1997                       4,541,148      $2,271     $28,977      $68,938           --           --

Comprehensive income:
 Net income                                               --          --          --        3,248           --           --
 Change in net unrealized gain (loss) on
 securities available for sale, net of
 reclassification adjustment and tax effects              --          --          --           --           --           --

  Total comprehensive income

Cash dividends declared ($.10 per share)                  --          --          --         (910)          --           --
Repurchase of treasury stock                              --          --          --           --      (20,000)        (426)
Issuance of common stock under stock option
 plan and related income tax benefits                  8,950           4         230           --           --           --
                                                   ---------      ------     -------      -------     --------     --------

Balance at March 31, 1998                          4,550,098      $2,275     $29,207      $71,276      (20,000)       $(426)
                                                   =========      ======     =======      =======     ========     ========

                                                     Accumulated
                                                        Other
                                                    Comprehensive
                                                    Income (Loss)   Total
                                                    -------------   -----


Balance at December 31, 1998                           $3,058     $102,267
                                                                  --------

Comprehensive income:
  Net income                                               --        3,698
  Change in net unrealized gain (loss) on
  securities available for sale, net of
  reclassification adjustment and tax effects          (3,230)      (3,230)
                                                                  --------
   Total comprehensive income                                          468
                                                                  --------
Cash dividends declared ($.11 per share)                   --         (919)
Repurchase of treasury stock                               --       (7,689)
Issuance of common stock under stock option
  plan and related income tax benefits                     --           32
                                                       ------     --------

 Balance at March 31, 1999                              $(172)     $94,159
                                                       ======     ========

Balance at December 31, 1997                           $1,324     $101,510
                                                                  --------
Comprehensive income:
 Net income                                                --        3,248
 Change in net unrealized gain (loss) on
 securities available for sale, net of
 reclassification adjustment and tax effects             (172)        (172)
                                                                  --------
  Total comprehensive income                                         3,076
                                                                  --------
Cash dividends declared ($.10 per share)                   --         (910)
Repurchase of treasury stock                               --         (426)
Issuance of common stock under stock option
 plan and related income tax benefits                      --          234
                                                       ------     --------

Balance at March 31, 1998                              $1,152     $103,484
                                                       ======     ========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended
                                                                                  March 31,
                                                                            ----------------------
                                                                              1999         1998
                                                                            ---------    ---------
                                                                                 (In thousands)

Cash flows from operating activities:
  Net income                                                                   $3,698       $3,248
    Adjustments to reconcile net income to
      net cash provided by operating activities:
          Provision for loan losses                                                --           75
          Depreciation and amortization, net                                      649          514
          Gain on sales of securities, net                                     (1,243)        (513)
          Gain on sales of loans                                                   (3)        (158)
          Decrease (increase) in accrued interest receivable
            and other assets                                                    1,416       (1,350)
          Increase in accrued taxes and expenses
            and other liabilities                                                 934        1,004
                                                                            ---------    ---------

        Net cash provided by operating activities                               5,451        2,820
                                                                            ---------    ---------

Cash flows from investing activities:
  Maturities of investment securities available for sale                       13,250       15,000
  Purchases of investment securities available for sale                      (135,697)     (62,901)
  Sales of investment securities available for sale                            77,753       35,481
  Maturities of investment securities held to maturity                            204       24,050
  Purchases of investment securities held to maturity
    and FHLBB stock                                                            (1,110)      (1,065)
  Principal amortization of mortgage-backed investments
    available for sale                                                         17,966        6,170
  Proceeds from sale of loans, net                                                 82        5,166
  Loans originated and purchased, net of amortization and payoffs                (786)      (5,848)
  Purchases of bank premises and equipment, net                                  (128)        (745)
  Sales of, and principal payments received on,
    foreclosed real estate                                                        116           --
                                                                            ---------    ---------

         Net cash provided by (used in) investing activities                  (28,350)      15,308
                                                                            ---------    ---------

                                  (continued)

See accompanying notes to consolidated financial statements.

                             MEDFORD BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (concluded)

                                                                     Three Months Ended
                                                                          March 31,
                                                                    --------------------
                                                                      1999        1998
                                                                    --------    --------
                                                                        (In thousands)

Cash flows from financing activities:
  Net increase in deposits                                            31,213         136
  Net decrease in borrowings with maturities of three
    months or less                                                   (12,990)    (18,784)
  Proceeds from long-term debt                                        17,000       1,336
  Issuance of common stock                                                32          60
  Payments to acquire treasury stock                                  (7,689)       (426)
  Cash dividends paid                                                 (1,742)     (1,634)
                                                                    --------    --------

          Net cash provided by (used in) financing activities         25,824     (19,312)
                                                                    --------    --------

Net change in cash and cash equivalents                                2,925      (1,184)
Cash and cash equivalents, beginning of period                        22,002      16,180
                                                                    --------    --------
Cash and cash equivalents, end of period                             $24,927     $14,996
                                                                    ========    ========

See accompanying notes to consolidated financial statements.

                             MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Note 1.  Basis of Presentation

      The consolidated interim financial statements of Medford Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Medford Savings Bank (the "Bank") presented herein are intended to be read in conjunction with the consolidated financial statements presented in the Company's annual report for the year ended December 31, 1998.

      The consolidated financial information for the three months ended March 31, 1999 and 1998 is unaudited. In the opinion of management, however, the consolidated financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results to be expected for the entire year.

      Certain amounts have been reclassified in the March 31, 1998 financial statements to conform to the 1999 presentation.

Note 2.  Commitments

      At March 31, 1999, the Company had outstanding commitments to originate new residential and commercial real estate mortgage loans totalling approximately $31.4 million, which are not reflected on the consolidated balance sheet. Unadvanced funds on equity lines were $24.7 million, unadvanced construction loan funds were $15.5 million, and unadvanced funds on commercial lines of credit were $10.4 million at March 31, 1999.

Note 3.  Earnings per share

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

Consolidated net income was $3,698,000, or basic earnings per share of $0.44 ($0.41 diluted basis) for the three months ended March 31, 1999, compared to $3,248,000 or basic earnings per share of $0.36 ($0.34 diluted basis) for the comparable prior year period. This represents a $.07 or 20.6% increase in diluted earnings per share and an increase in net income of $450,000 or 13.9%. The increase in basic and diluted earnings per share has benefited from our stock repurchase programs announced in February and December 1998.

Net interest income was $8,623,000 for the quarter ended March 31, 1999, down $182,000 or 2.1% from the comparable 1998 period, and represented a net interest margin of 3.08% compared to 3.23% for the comparable 1998 period. Net gain on sales of securities and loans totalled $1,246,000 for the 1999 first quarter compared to $671,000 for the same quarter in 1998.

Total operating expenses were $4,663,000 for the first quarter of 1999, down $22,000 or 0.47% from the $4,685,000 during the comparable period in 1998. There was no provision for loan losses recorded for the three month period ended March 31, 1999 as compared to $75,000 for the comparable prior year period.

For the first quarter of 1999, the annualized return on assets was 1.31% and the annualized return on equity was 15.28%, compared to 1.17% and 12.80% for the comparable period in 1998.

Total non-performing assets were $2,749,000 or 0.23% of total assets at March 31, 1999 compared to $1,932,000 or 0.17%, respectively, at December 31, 1998. The allowance for loan losses at March 31, 1999 was $6,824,000, representing 1.16% of total loans. At December 31, 1998, the allowance for loan losses was $6,876,000, representing 1.17% of total loans. The Company had no foreclosed real estate at March 31, 1999, compared to $119,000 at December 31, 1998.

The Company had total assets of $1.18 billion and capital of $94.2 million at March 31, 1999, representing a capital to assets ratio of 7.99%, exceeding all regulatory requirements. As compared to December 31, 1998, investment securities increased $23.4 million or 4.6% to $536 million, total loans increased $696,000 or 0.1% to $588.2 million, deposits increased $31.2 million or 3.6% to $902.9 million, and borrowings increased $4.0 million, or 2.4% to $174.1 million.

A more detailed discussion and analysis of the Company's financial condition and results of operations follows.

INVESTMENT SECURITIES
Investment securities consist of the following:
                                                        March 31,   December 31,
                                                           1999        1998
                                                         --------     --------
                                                             (In thousands)

Securities available for sale, at fair value             $497,506     $475,169
Securities held to maturity, at amortized cost             29,020       29,043
Restricted equity securities:
      Federal Home Loan Bank stock                          8,433        7,322
      Massachusetts Savings Bank Life Insurance stock       1,114        1,114
                                                         --------     --------
                                                         $536,073     $512,648
                                                         ========     ========

The amortized cost and fair value of investment securities, excluding restricted equity securities, at March 31, 1999 and December 31, 1998 with gross unrealized gains and losses, follows:

                                                   March 31, 1999
                                   ------------------------------------------------
                                                   Gross        Gross
                                   Amortized     Unrealized   Unrealized     Fair
                                     Cost          Gains        Losses       Value
                                   --------      --------      --------    --------
                                                     (In thousands)

Securities Available for Sale

Debt securities:

  Corporate bonds                  $202,071      $  1,135      $   (364)   $202,842
  Mortgage - backed                 247,142           837        (1,239)    246,740
  U.S. Government and
    federal agency                   46,266           110          (432)     45,944
                                   --------      --------      --------    --------
    Total debt securities           495,479         2,082        (2,035)    495,526

Marketable equity securities          2,332             8          (360)      1,980
                                   --------      --------      --------    --------
    Total securities
     available for sale            $497,811      $  2,090      $ (2,395)   $497,506
                                   ========      ========      ========    ========
Securities Held to Maturity

U.S. Government
  and federal agency               $ 29,020      $    155      $     --    $ 29,175
                                   ========      ========      ========    ========

                                                      December 31, 1998
                                      ------------------------------------------------
                                                      Gross        Gross
                                      Amortized     Unrealized   Unrealized     Fair
                                        Cost          Gains        Losses       Value
                                      --------      --------      --------    --------
                                                        (In thousands)

Securities Available for Sale

Debt securities:
  Corporate bonds                     $188,087      $  1,966      $    (33)   $190,020
  Mortgage - backed                    215,933         2,392          (129)    218,196
  U.S. Government and
    federal agency                      63,591         1,190           (89)     64,692
                                      --------      --------      --------    --------
      Total debt securities            467,611         5,548          (251)    472,908
Marketable equity securities             2,532            45          (316)      2,261
                                      --------      --------      --------    --------
      Total securities
         available for sale           $470,143      $  5,593      $   (567)   $475,169
                                      ========      ========      ========    ========

Securities Held to Maturity

U.S. Government and federal agency    $ 29,043      $    286      $     --    $ 29,329
                                      ========      ========      ========    ========

The amortized cost and fair value of debt securities by contractual maturity at March 31, 1999 are as follows:

                                                    March 31, 1999
                                   -----------------------------------------------
                                    Available for Sale         Held to Maturity
                                   ---------------------     ---------------------
                                   Amortized      Fair       Amortized      Fair
                                     Cost        Value         Cost         Value
                                   --------     --------     --------     --------
                                                   (In thousands)

Within 1 year                      $ 48,505     $ 48,823     $ 24,020     $ 24,120
After 1 year through 5 years        191,424      191,839        5,000        5,055
After 5 years through 10 years        8,408        8,124           --           --
                                   --------     --------     --------     --------
                                    248,337      248,786       29,020       29,175

Mortgage - backed securities        247,142      246,740           --           --
                                   --------     --------     --------     --------
                                   $495,479     $495,526     $ 29,020     $ 29,175
                                   ========     ========     ========     ========

The amortized cost and fair value of debt securities by contractual maturity at December 31, 1998 are as follows:

                                                    December 31, 1998
                                   -----------------------------------------------
                                    Available for Sale         Held to Maturity
                                   ---------------------     ---------------------
                                   Amortized      Fair       Amortized      Fair
                                     Cost        Value         Cost         Value
                                   --------     --------     --------     --------
                                                   (In thousands)

Within 1 year                      $ 42,335     $ 42,549     $ 24,043     $ 24,241
After 1 year through 5 years        193,752      196,394        5,000        5,088
After 5 years through 10 years       10,446       10,528           --           --
After 10 years                        5,145        5,241           --           --
                                   --------     --------     --------     --------
                                    251,678      254,712       29,043       29,329

Mortgage - backed securities        215,933      218,196           --           --
                                   --------     --------     --------     --------
                                   $467,611     $472,908     $ 29,043     $ 29,329
                                   ========     ========     ========     ========

Investment securities increased $23.4 million from $512.6 million at December 31, 1998 to $536.1 million at March 31, 1999. During the first three months of 1999, management continued its program to maintain portfolio yield by reducing U.S. Government and federal agency securities approximately $17 million as they matured or were sold, and by increasing mortgage-backed securities approximately $31 million. At March 31, 1999, the securities portfolio classified as "available for sale" reflected an unrealized pre-tax loss of $305,000 as a result of rising market rates as compared to an unrealized pre-tax gain of $5.0 million at December 31, 1998. In accordance with the Company's asset-liability strategies, purchases of mortgage-backed securities are primarily in fifteen year mortgages with weighted average lives of six years and other investment securities are generally short-term with maturities of five years or less.

Sales of debt securities produced gains of $1.2 million during the 1999 first quarter compared to gains of $286,000 for the first quarter ended March 31, 1998. Sales of equities produced gains of $4,000 during the 1999 first quarter compared to gains of $227,000 for the quarter ended March 31, 1998.

LOANS

      A summary of the Company's outstanding loan balances as of the dates indicated are as follows:

                                          March 31,        December 31,
                                             1999              1998
                                          ---------         ---------
                                               (In thousands)
 Mortgage loans on real estate:
   Residential 1-4 family                  $429,593          $421,462
   Commercial                               105,971           109,561
   Construction                              28,490            28,647
   Second mortgages                           1,023             1,111
   Equity lines of credit                    19,474            20,606
                                           --------          --------
                                            584,551           581,387

Less: Unadvanced construction
             loan funds                     (15,460)          (15,574)
                                           --------          --------

                                            569,091           565,813
                                           --------          --------
Other loans:
   Commercial loans                          15,066            17,358
   Personal loans                             1,901             2,076
   Education and other                          889             1,069
                                           --------          --------
                                             17,856            20,503
                                           --------          --------

Add: Premium on loans acquired                  208               223
        Net deferred fees                     1,082             1,002
                                           --------          --------
Total loans                                 588,237           587,541

Less: Allowance for loan losses              (6,824)           (6,876)
                                           --------          --------
   Loans, net                              $581,413          $580,665
                                           ========          ========

While total loans outstanding at March 31, 1999 were essentially flat to the December 31, 1998 level, residential 1-4 family real estate mortgage loans increased $8.1 million. Commercial real estate loans decreased $3.6 million from the December 31, 1998 level due to ongoing intense pricing competition from both bank and non-bank competitors, while the $2.3 million decrease in commercial loans is reflective of seasonal borrowing trends in asset-based lending. The payoff of a sizable bridge loan and the effects of residential 1-4 family mortgage loan refinancings accounts for the decrease of $1.1 million in equity lines of credit. All other loan categories remained essentially stable during the quarter as new loan originations replaced amortization and payoffs.

NON-PERFORMING ASSETS

Total non-performing assets were $2.7 million and $1.9 million at March 31, 1999 and December 31, 1998, respectively. Included in non-performing assets at December 31, 1998 was a single foreclosed real estate property carried at $119,000 that was sold during the quarter ended March 31, 1999. There were no other foreclosed real estate properties added during the 1999 first quarter. As a percentage of total assets, non-performing assets equaled 0.23% and 0.17% at March 31, 1999 and December 31, 1998, respectively. It is the Company's general policy to place loans on a non-accrual basis when such loans become 90 days contractually delinquent or when the collectibility of principal or interest payments becomes doubtful. When a loan is placed on non-accrual status, its interest income accrual ceases and all income previously accrued but unpaid is reversed.

In accordance with SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that the borrower will be unable to meet principal or interest payments as agreed in the original loan contract. The principal balance of impaired loans at March 31, 1999 was $2.7 million, all of which were included in the $2.7 million non-performing assets referenced in the preceding paragraph. The loan loss reserve allocated to these impaired loans was $175,000 at March 31, 1999.

ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses follows:

                                             Three Months Ended
                                         ---------------------------
                                         March 31,         March 31,
                                           1999              1998
                                          -------           -------
                                               (In thousands)
Balance at beginning
   of period                               $6,876            $6,733
Provisions                                     --                75
Recoveries                                     15                 8
Less: Charge-offs                             (67)              (30)
                                          -------           -------

Balance at end of period                   $6,824            $6,786
                                          =======           =======

The allowance for loan losses is established, as losses are estimated to have occurred, through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, known inherent risks in the nature and volume of the loan portfolio, levels of non-performing loans, adverse situations that may affect the borrowers' ability to repay, trends in delinquencies and charge-offs, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Ultimate losses may vary from current estimates and future additions to the allowance may be necessary.

The allowance for loan losses was $6.8 million at March 31, 1999, a reserve coverage of 1.16% of total loans. At December 31, 1998, the allowance for loan losses was $6.9 million, representing 1.17% of total loans.

DEPOSITS

Total deposits increased $31.2 million from December 31, 1998 to $902.9 million at March 31, 1999. This growth resulted from increases in core deposits and success in the municipal deposit program.

Generally, the Company's strategy is to maintain stable deposit rates and to increase deposit levels through selective core deposit and term deposit promotions. To retain core deposits, the Company continues to promote its "ComboPlus" account, which combines a statement savings and a demand account. This "ComboPlus" account has contributed to an increase in both its related savings and demand deposits.

The following table indicates the balances in various deposit accounts at the dates indicated.

                                              March 31,      December 31,
                                                1999             1998
                                              --------         --------
                                                   (In thousands)

Demand accounts                                $49,607          $51,936
NOW accounts                                    61,081           64,888
Savings & money market accounts                363,538          351,047
Term certificates                              428,689          403,831
                                              --------         --------
                                              $902,915         $871,702
                                              ========         ========

BORROWED FUNDS

Historically, the Company has selectively engaged in long-term borrowings to fund loans and has entered into short-term repurchase agreements to fund investment securities purchases. At March 31, 1999, the Company's long-term borrowings increased by $17 million to $148.7 million from $131.7 million at December 31, 1998 while its short-term borrowings decreased by $13 million to $25.5 million from $38.5 million at year end. At March 31, 1999, borrowed funds totalled $174.1 million, increasing $4.0 million from the $170.1 million reported at December 31, 1998.

STOCKHOLDERS' EQUITY

The Company's capital to assets ratio was 7.99% and 8.88% at March 31, 1999 and December 31, 1998, respectively.

The Company (on a consolidated basis) and its subsidiary Medford Savings Bank (the "Bank") are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies, such as the Company, are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1998, the Company and the Bank met all capital adequacy requirements to be categorized as well capitalized. No conditions or events occurred during the first three months of 1999 that management believes have changed the Company's or the Bank's category. Therefore, management believes as of March 31, 1999 that the Company and the Bank met all capital adequacy requirements to continue to be categorized as well capitalized.

The Company's book value at March 31, 1999 was $11.35 per share, compared with $11.74 per share at December 31, 1998.

               (Remainder of this page intentionally left blank.)

                              RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 vs QUARTER ENDED MARCH 31, 1998

NET INTEREST INCOME

Interest and dividend income from loans and investments decreased $438,000 or 2.2% to $19.0 million for the 1999 first quarter when compared to the same quarter in 1998. For the 1999 first quarter, average earning assets totalled $1.1 billion, an increase of $25.5 million or 2.4% over the comparable average for 1998, with $21.7 million of that increase attributed to short and long-term investment securities and $3.8 million attributed to loans. The annualized yields on earning assets were 6.86% and 7.19% for the first quarters in 1999 and 1998, respectively. The yield on investment securities was 6.08% for the first quarter 1999 as compared to 6.24% for the first quarter 1998. Short and long-term investments contributed $117,000 of additional interest and dividend income when comparing the first quarter of 1999 to the first quarter of 1998, primarily as a result of higher average balances. The increase in the average balance on loans was more than offset by a yield decline, from 8.01% to 7.57%, such that interest income on loans decreased by $555,000 from its 1998 first quarter level.

Total interest expense for the three months ended March 31, 1999 was $10.3 million, reflecting a decrease of $256,000 or 2.4% over the same period in 1998. At March 31, 1999 average interest bearing liabilities increased $27.4 million or 2.8% over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $55.1 million, as average borrowed funds decreased $27.7 million. Deposit growth occurred even as rates paid declined from 4.05% to 3.98% for the quarters ended March 31, 1998 and 1999, respectively. Overall, interest expense on deposits increased $303,000 to $8.1 million as increases in average deposits more than offset the lower rate environment. Interest expense on borrowed funds decreased $559,000 as the average balances decreased and the rates paid declined 38 basis points to 5.44% in the first quarter of 1999 compared to the first quarter in 1998. The overall cost of interest bearing liabilities decreased to 4.18% from 4.41% when comparing the two quarters.

Net interest income decreased 2.1% or $182,000 to $8.6 million when comparing the first quarter in 1999 to the same quarter in 1998, as the weighted average rate spread and the net interest margin decreased by 10 and 15 basis points, respectively. The decrease in net interest income, spread and net interest margin are primarily due to yields on earning assets decreasing at a faster pace than interest rates on interest bearing liabilities. The yield on earning assets declined 33 basis points to 6.86% in the first quarter 1999 as compared to the same quarter in 1998, while the cost of interest bearing liabilities decreased by 23 basis points to 4.18%. This resulted in an interest rate spread and a net interest margin of 2.68% and 3.08%, respectively, for the three months ended March 31, 1999.

                              MEDFORD BANCORP, INC.

                              INTEREST RATE SPREAD

                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                            1999       1998
                                                            ----       ----

Weighted average yield earned on:

      Short-term investments                                4.66%      5.39%
      Investment securities                                 6.08       6.24
      Loans                                                 7.57       8.01
                                                            ----       ----

                  All earning assets                        6.86%      7.19%
                                                            ----       ----


Weighted average rate paid on:

      Deposits                                              3.98%      4.05%
      Borrowed funds                                        5.44       5.82
                                                            ----       ----

                  All interest-bearing liabilities          4.18%      4.41%
                                                            ----       ----

Weighted average rate spread                                2.68%      2.78%
                                                            ----       ----

Net interest margin                                         3.08%      3.23%
                                                            ====       ====

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors, including the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non-performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at March 31, 1999, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

The Company recorded no provision for loan losses for the first quarter of 1999, compared to $75,000 provided for the first quarter of 1998. Net loan charge-offs for the three months ended March 31, 1999 totalled $52,000, compared to net loan charge-offs of $22,000 for the same period in 1998.

OTHER INCOME

Other income, including customer service fees and gains and losses on sales of assets equaled $1,890,000 in the first quarter of 1999 as compared to $1,326,000 in the first quarter of 1998, representing an increase of $564,000 or 42.5%. The $575,000 increase in combined gain on sales of securities and loans, when comparing the first quarters of 1999 to 1998, accounts for the increase in other income. See related discussions under "Investment Securities" and "Loans" included in "Management's Discussion and Analysis" in Item 2 of Part I of this report.

OPERATING EXPENSES

Operating expenses were essentially unchanged at $4.7 million, decreasing $22,000 or 0.5%, for the three months ended March 31, 1999 when compared to the same period in 1998. Decreases in salaries and employee benefits, amortization of intangibles and other general and administrative expenses offset the increases in the other categories of operating expenses. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, was 1.62% for the three months ended March 31, 1999, as compared to 1.67% for the prior year comparable period. The Company continues to focus on cost containment with the intent to be a low cost provider of high quality banking products and services.

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

      Management seeks to promote deposit growth while controlling the Company's cost of funds. Sales oriented programs to attract new depositors and the cross-selling of various products to its existing customer base are currently in place. Management reviews, on an ongoing basis, possible new products, with particular attention to products and services which will assist retention of the Company's base of lower-costing deposits.

      Maturities and sales of investment securities provide significant liquidity to the Company. The Company's policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the three months ended March 31, 1999 cash flow from maturities and sales of securities was $91.2 million compared to $74.5 million for the three months ended March 31, 1998. Principal payments received on mortgage-backed investments during the three months ended March 31, 1999 and 1998 totalled $18.0 million and $6.2 million, respectively. During periods of high interest rates, maturities in the bond portfolio have provided significant liquidity at a lower cost than borrowings.

      Amortization and payoffs of the loan portfolio also contribute significant liquidity to the Company. Traditionally, the amortization and payoffs have been reinvested into loans. When payoff rates exceed origination rates, excess liquidity from loan payoffs is shifted into the investment portfolio.

      The Company also uses borrowed funds as a source of liquidity. These borrowings generally contribute toward funding over-all loan growth. At March 31, 1999 the Company's outstanding borrowings from the FHLBB were $158.6 million, as compared to $131.6 million at December 31, 1998. The Company also utilizes repurchase agreements as a source of funding when management deems market conditions to be conducive to such activities. Repurchase agreements totalled $14.9 million at March 31, 1999 as compared to $38.3 million at December 31, 1998.

                        LIQUIDITY AND CAPITAL RESOURCES
                                  (continued)

      Commitments to originate residential and commercial real estate mortgage loans at March 31, 1999 excluding unadvanced construction funds of $15.5 million were $31.4 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

      Purchases of securities during the three months ended March 31, 1999 totalled $136.8 million consisting of debt instruments generally maturing in less than five years and equities. This compares with purchases of $64.0 million for the three months ended March 31, 1998.

      Residential and commercial real estate mortgage loan originations for the three months ended March 31, 1999 totalled $31.4 million, compared with $38.0 million for the three months ended March 31, 1998.

      The Company's capital position (total stockholders' equity) was $94.2 million or 7.99% of total assets at March 31, 1999 compared with $102.3 million or 8.88% of total assets at December 31, 1998. The Company's capital position exceeds all regulatory requirements.

               (Remainder of this page intentionally left blank.)

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

      In addition to attracting deposits, the Company has selectively borrowed funds using advances from the Federal Home Loan Bank of Boston and upon occasion, reverse repurchase agreements. These funds have generally been used to purchase loans typically having a matched repricing date.

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

                              YEAR 2000 DISCLOSURE

      The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the "Year 2000 Information and Readiness Disclosure Act."

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

      A year 2000 Task Force Committee ("Task Force") represented by members of senior management was formed in 1997 and is responsible for Y2K compliance. Diligent efforts, with management's participation, are being conducted by the Company to address Y2K concerns that affect its operations. The objective of the Company's Y2K compliance efforts is to enable its internal systems to function normally with dates prior to, during, or after the year 2000. Additionally, compliance shall also include out-sourced systems upon which the Company relies for normal bank operations. The Company monitors compliance efforts of these vendors to adequately assess readiness and has sought written assurances from vendors of critical systems.

      To become Y2K compliant, the Company is following the Federal Financial Institutions Examination Council ("FFIEC") interagency statement of Year 2000 project management issued May 1997. The statement outlines five phases essential to the Y2K remediation process. The Company's Year 2000 Task Force prepared a "Year 2000 Action Plan" to define the tasks and monitor its progress in each of the five phases. The five phases and the Company's status in its efforts in completing each follow:

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

      3. Renovation Phase - Includes code enhancements, hardware and software upgrades, system replacements, vendor certifications, and other associated changes. A Remediation Contingency Plan for the Third Party computer application was prepared and reviewed during the third quarter of 1998. The Task Force is in the process of finalizing its Third Party Business Resumption Contingency Plan which outlines how the Company would resume business if unanticipated problems arise from nonperformance of the Third Party. In August 1998, the Third Party's "Year 2000 Outsourcing Solution" was certified by the Information Technology Association of America ("ITAA"). ITAA*2000 is the industry's century date change certification program that examines processes and methods used by companies to perform their Year 2000 software conversions. The Company and Third Party successfully completed a conversion to the "Year 2000 Outsourcing Solution," the Y2K-ready platform, in early October 1998. Replacement of in-house software and hardware identified in its assessment phase was substantially complete at year-end 1998.

      4. Validation Phase - Includes testing of incremental changes and upgrades to hardware and software components. The Task Force has prepared a "Year 2000 Test Plan" ("Test Plan") document that defines the environment, methodology, human and financial resources, critical test dates and scheduled testing dates for Third Party and in-house software and hardware. The Test Plan incorporates the Third Party's Year 2000 20XX proxy testing plan which outlines the objectives, scope and completed testing of their applications in the first quarter of 1999. In conjunction with the Task Force's Test Plan, the Company has established an in-house laboratory for testing Y2K readiness of all internal non-critical software and hardware systems. Plans, test scripts, and actual testing dates for the internal non-critical software and hardware systems were completed at year-end 1998.

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

      In addition to the Third Party Business Resumption Contingency Plan, the Company has developed a Liquidity Contingency Plan to address liquidity problems that may be caused by Y2K. Although the Company has taken reasonable steps to anticipate Y2K-related problems, no assurance can be given that the Company, or vendors, governmental agencies, companies, etc. that interface with the Company will resolve their Y2K issues in a successful and timely fashion or that the costs of the Company's efforts will not exceed current estimates. If the Company does not resolve such issues, or does not do so in a timely manner, the Y2K issue could have a material adverse impact on the Company's business, future operating results and financial condition. In addition, the Company's efforts to become Y2K compliant are being monitored by its federal banking regulators. Failure to be Y2K compliant could subject the Company to formal supervisory enforcement actions.

      The preceding Y2K discussion contains various forward-looking statements within the meaning of Section 27A if the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's beliefs and expectations regarding future events. When used in the Y2K discussion, the words "believes", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the phases of the Plan; its estimated costs; and its belief that its internal systems will be Y2K compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code; and the actions of governmental agencies or other third parties with respect to Y2K problems.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

      For a discussion of the Company's management of market risk exposure, see "Asset-Liability Management" in Item 2 of Part I of this report and Item 7A of
Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Annual Report").

      For quantitative information about market risk, see Item 7A of Part II of the Company's 1998 Annual Report.

      There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 1999 from those presented in the Company's 1998 Annual Report.

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

           None.

ITEM 6  -  Exhibits and Reports on Form 8-K

           (a) Exhibits

               Exhibit      Description
               -------      -----------
                 27         Financial Data Schedule

           (b) Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the three month period ended March 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MEDFORD BANCORP, INC.

Date:   May 7, 1999

        /s/ Arthur H. Meehan
        ----------------------------------------------------------
        Arthur H. Meehan
        Chairman, President and Chief Executive Officer

Date:   May 7, 1999

        /s/ Phillip W. Wong
        ----------------------------------------------------------
        Phillip W. Wong
        Executive Vice President, Treasurer and Chief Financial Officer

                                 EXHIBIT INDEX

               Exhibit      Description
               -------      -----------
                 27         Financial Data Schedule