Form 10-Q
period 1999-06-30
MEDFORD BANCORP INC
filed 1999-08-11
CIK 1049895

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

        (Mark One)
    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

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

The number of shares outstanding of Medford Bancorp, Inc.'s common stock, $0.50 par value per share, as of June 30, 1999 was 8,375,752.

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS                                            PAGE

           Consolidated Balance Sheets..................................     1

           Consolidated Statements of Income............................   2-5

           Consolidated Statements of Changes in Stockholders' Equity...     6

           Consolidated Statements of Cash Flows........................   7-8

           Notes to Consolidated Financial Statements...................     9


ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.......................... 10-30

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK .................................................    31

PART II    OTHER INFORMATION

ITEM 1  -  Legal Proceedings............................................    32

ITEM 2  -  Changes in Securities and Use of Proceeds....................    32

ITEM 3  -  Defaults Upon Senior Securities..............................    32

ITEM 4  -  Submission of Matters to a Vote of Security Holders..........    32

ITEM 5  -  Other Information............................................    32

ITEM 6  -  Exhibits and Reports on Form 8-K.............................    33

           SIGNATURES...................................................    34

           Exhibit Index................................................    35

PART I     FINANCIAL INFORMATION
ITEM 1  -  Financial Statements

                             MEDFORD BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                June 30,      December 31,
                                                                  1999           1998
                                                                  ----           ----
                                                                      (In thousands)
ASSETS
  Cash and due from banks                                          $15,036        $17,439
  Interest-bearing deposits                                         10,474          4,563
                                                               -----------    -----------

    Cash and cash equivalents                                       25,510         22,002
                                                               -----------    -----------

  Investment securities available for sale                         516,416        475,169
  Investment securities held to maturity                            14,005         29,043
  Restricted equity securities                                       9,547          8,436

  Loans                                                            600,229        587,541
    Less allowance for loan losses                                  (6,847)        (6,876)
                                                               -----------    -----------
      Loans, net                                                   593,382        580,665
                                                               -----------    -----------

  Banking premises and equipment, net                               11,805         12,008
  Accrued interest receivable                                        8,909          8,230
  Goodwill and deposit-based intangibles                             4,238          4,807
  Other assets                                                      13,832         10,828
                                                               -----------    -----------

TOTAL ASSETS                                                    $1,197,644     $1,151,188
                                                               ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                        $901,581       $871,702
  Short-term borrowings                                             55,114         38,463
  Long-term debt                                                   143,653        131,653
  Accrued taxes and expenses                                         3,630          4,078
  Other liabilities                                                  2,270          3,025
                                                               -----------    -----------

    Total liabilities                                            1,106,248      1,048,921
                                                               -----------    -----------

Stockholders' equity:
  Serial preferred stock, $.50 par value, 5,000,000
    shares authorized; none issued;                                     --             --
  Common stock, 15,000,000 shares authorized;
    $.50 par value, 9,122,596 shares issued                          4,561          4,561
  Additional paid-in capital                                        24,964         26,389

  Retained earnings                                                 81,633         76,770
  Accumulated other comprehensive income (loss)                     (5,339)         3,058
  Treasury stock, at cost (746,844 and 412,768 shares,
    respectively)                                                  (14,423)        (8,511)
                                                               -----------    -----------
    Total stockholders' equity                                      91,396        102,267
                                                               -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $1,197,644     $1,151,188
                                                               ===========    ===========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Months Ended
                                                                 June 30,
                                                            ------------------
                                                              1999      1998
                                                              ----      ----
                                                          (Dollars in thousands,
                                                          except per share data)
Interest and dividend income:
  Interest and fees on loans                                $11,016    $11,472
  Interest on debt securities                                 7,946      7,523
  Dividends on equity securities                                151        124
  Interest on short-term investments                            137         53
                                                            -------    -------

     Total interest and dividend income                      19,250     19,172
                                                            -------    -------

Interest expense:
  Interest on deposits                                        8,312      7,864
  Interest on short-term borrowings                             319        865
  Interest on long-term debt                                  2,127      1,799
                                                            -------    -------

     Total interest expense                                  10,758     10,528
                                                            -------    -------

Net interest income                                           8,492      8,644
Provision for loan losses                                        --         --
                                                            -------    -------

Net interest income, after provision for loan losses          8,492      8,644
                                                            -------    -------

Other income:
  Customer service fees                                         474        475
  Gain on sales of securities, net                              285        396
  Gain on sales of loans                                         --        147
  Miscellaneous                                                 231        209
                                                            -------    -------

     Total other income                                         990      1,227
                                                            -------    -------

Operating expenses:
  Salaries and employee benefits                              2,638      2,601
  Occupancy and equipment                                       603        532
  Data processing                                               384        355
  Professional fees                                             130        129
  Amortization of intangibles                                   282        292
  Advertising and marketing                                     148        108
  Other general and administrative                              567        589
                                                            -------    -------

     Total operating expenses                                 4,752      4,606
                                                            -------    -------

Income before income taxes                                    4,730      5,265
Provision for income taxes                                    1,728      2,027
                                                            -------    -------
     Net income                                              $3,002     $3,238
                                                            =======    =======

                                   (Continued)

See accompanying notes to consolidated financial statements.

                             MEDFORD BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (concluded)

                                                        Three Months Ended
                                                              June 30,
                                                         -----------------
                                                         1999         1998
                                                         ----         ----
                                                       (Dollars in thousands,
                                                       except per share data)
Earnings per share:
  Basic                                                 $0.36         $0.36
  Diluted                                               $0.34         $0.34

Cash dividends declared per share                       $0.11         $0.10
Weighted average shares outstanding
  Basic                                             8,328,104     9,012,608
  Diluted                                           8,712,725     9,514,878

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            Six Months Ended
                                                                June 30,
                                                            1999       1998
                                                            ----       ----
                                                         (Dollars in thousands,
                                                         except per share data)

Interest and dividend income:
  Interest and fees on loans                               $22,079    $23,090
  Interest on debt securities                               15,644     15,135
  Dividends on equity securities                               292        239
  Interest on short-term investments                           187         98
                                                           -------    -------
     Total interest and dividend income                     38,202     38,562
                                                           -------    -------

Interest expense:
  Interest on deposits                                      16,373     15,622
  Interest on short-term borrowings                            688      1,982
  Interest on long-term debt                                 4,026      3,509
                                                           -------    -------

     Total interest expense                                 21,087     21,113
                                                           -------    -------

Net interest income                                         17,115     17,449
Provision for loan losses                                        0         75
                                                           -------    -------

Net interest income, after provision for loan losses        17,115     17,374
                                                           -------    -------

Other income:
  Customer service fees                                        919        954
  Gain on sales of securities, net                           1,528        910
  Gain on sales of loans                                         3        304
  Miscellaneous                                                430        385
                                                           -------    -------

     Total other income                                      2,880      2,553
                                                           -------    -------

Operating expenses:
  Salaries and employee benefits                             5,229      5,243
  Occupancy and equipment                                    1,248      1,127
  Data processing                                              758        711
  Professional fees                                            267        260
  Amortization of intangibles                                  569        590
  Advertising and marketing                                    289        225
  Other general and administrative                           1,055      1,135
                                                           -------    -------

     Total operating expenses                                9,415      9,291
                                                           -------    -------

Income before income taxes                                  10,580     10,636

Provision for income taxes                                   3,880      4,150
                                                           -------    -------

     Net income                                             $6,700     $6,486
                                                           =======    =======

                                   (Continued)

See accompanying notes to consolidated financial statements.

                             MEDFORD BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (concluded)

                                                        Six Months Ended
                                                            June 30,
                                                       -----------------
                                                       1999         1998
                                                       ----         ----
                                                     (Dollars in thousands,
                                                     except per share data)
Earnings per share:
  Basic                                               $0.80         $0.72
  Diluted                                             $0.76         $0.68

Cash dividends declared per share                     $0.22         $0.20
Weighted average shares outstanding
  Basic                                           8,407,941     9,051,282
  Diluted                                         8,815,531     9,558,440

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                                               Accumulated
                                                    Common Stock    Additional             Treasury Stock         Other
                                                 -----------------   Paid-In   Retained   ------------------  Comprehensive
                                                 Shares    Dollars   Capital   Earnings   Shares     Dollars  Income (Loss)  Total
                                                 ------    -------   -------   --------   ------     -------  -------------  -----
                                                                      (In thousands, except number of shares)
Balance at December 31, 1998                    9,122,596  $4,561    $26,389    $76,770  (412,768)  $ (8,511)   $ 3,058    $102,267
                                                                                                                           --------
Comprehensive income:
  Net income                                           --      --         --      6,700        --         --         --       6,700
  Change in net unrealized gain (loss) on
  securities available for sale, net of
  reclassification adjustment and tax effects          --      --         --         --        --         --     (8,397)     (8,397)
                                                                                                                           --------
    Total comprehensive income (loss)                                                                                        (1,697)
                                                                                                                           --------
Cash dividends declared ($.22 per share)                       --                (1,837)       --         --         --      (1,837)
Repurchase of treasury stock                           --      --         --         --  (425,796)    (7,689)        --      (7,689)
Issuance of common stock under stock option
  Plan                                                 --      --     (1,425)        --    91,720      1,777         --         352
                                                ---------  ------    -------    -------  --------   --------    -------    --------

Balance at June 30, 1999                        9,122,596  $4,561    $24,964    $81,633  (746,844)  $(14,423)   $(5,339)   $ 91,396
                                                =========  ======    =======    =======  ========   ========    =======    ========

Balance at December 31, 1997                    4,541,148  $2,271    $28,977    $68,938        --   $     --    $ 1,324    $101,510
                                                                                                                           --------
Comprehensive income:
 Net income                                            --      --         --      6,486        --         --         --       6,486
 Change in net unrealized gain (loss) on
 securities available for sale, net of
 reclassification adjustment and tax effects           --      --         --         --        --         --        (68)        (68)
                                                                                                                           --------
  Total comprehensive income                                                                                                  6,418
                                                                                                                           --------
Cash dividends declared ($.20 per share)               --      --         --     (1,803)       --         --         --      (1,803)
Repurchase of treasury stock                           --      --         --         --  (118,584)    (5,093)        --      (5,093)
Issuance of common stock under stock option
 plan and related income tax benefits              20,150      10        (62)        --    12,000        518         --         466
                                                ---------  ------    -------    -------  --------   --------    -------    --------

Balance at June 30, 1998                        4,561,298  $2,281    $28,915    $73,621  (106,584)  $ (4,575)   $ 1,256    $101,498
                                                =========  ======    =======    =======  ========   ========    =======    ========

See accompanying notes to consolidated financial statements.

                             MEDFORD BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Six Months Ended
                                                                                June 30,
                                                                           -----------------
                                                                           1999         1998
                                                                           ----         ----
                                                                            (In thousands)
Cash flows from operating activities:
  Net income                                                                $6,700       $6,486
    Adjustments to reconcile net income to
      net cash provided by operating activities:
          Provision for loan losses                                             --           75
          Depreciation and amortization, net                                 1,563        1,108
          Gain on sales of securities, net                                  (1,528)        (910)
          Gain on sales of loans                                                (3)        (304)
          Decrease in accrued interest receivable
            and other assets                                                 1,564          309
         Increase (decrease) in accrued taxes and expenses
            and other liabilities                                             (386)       5,644
                                                                         ---------    ---------

          Net cash provided by operating activities                          7,910       12,408
                                                                         ---------    ---------

Cash flows from investing activities:
  Maturities of investment securities available for sale                    15,250       33,179
  Purchases of investment securities available for sale                   (203,766)    (166,475)
  Sales of investment securities available for sale                        102,812       84,027
  Maturities of investment securities held to maturity                      15,639       46,053
  Purchases of investment securities held to maturity
    and FHLBB stock                                                         (1,264)      (1,564)
  Principal amortization of mortgage-backed investments
    available for sale                                                      31,511       16,084
  Proceeds from sale of loans, net                                              82        9,600
  Loans originated and purchased, net of amortization and payoffs          (12,954)     (10,093)
  Purchases of bank premises and equipment, net                               (363)      (1,023)
  Sales of, and principal payments received on,
    foreclosed real estate                                                     116           --
                                                                         ---------    ---------

         Net cash provided by (used in) investing activities               (52,937)       9,788
                                                                         ---------    ---------

                                   (continued)

See accompanying notes to consolidated financial statements.

                             MEDFORD BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (concluded)

                                                                        Six Months Ended
                                                                            June 30,
                                                                        ---------------
                                                                        1999       1998
                                                                        ----       ----
                                                                         (In thousands)
Cash flows from financing activities:
  Net increase in deposits                                              29,879      11,692
  Increase (decrease) in borrowings with maturities of three
    months or less                                                      16,651     (28,017)
  Proceeds from long-term debt                                          12,000      11,336
  Issuance of common stock                                                 352         292
  Payments to acquire treasury stock                                    (7,689)     (5,093)
  Cash dividends paid                                                   (2,658)     (2,546)
                                                                      --------    --------

          Net cash provided by (used in) financing activities           48,535     (12,336)
                                                                      --------    --------

Net change in cash and cash equivalents                                  3,508       9,860
Cash and cash equivalents, beginning of period                          22,002      16,180
                                                                      --------    --------
Cash and cash equivalents, end of period                               $25,510     $26,040
                                                                      ========    ========

See accompanying notes to consolidated financial statements.

                             MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Note 1.  Basis of Presentation

      The consolidated interim financial statements of Medford Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Medford Savings Bank (the "Bank") presented herein are intended to be read in conjunction with the consolidated financial statements presented in the Company's annual report for the year ended December 31, 1998.

      The consolidated financial information for the three and six months ended June 30, 1999 and 1998 is unaudited. In the opinion of management, however, the consolidated financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results to be expected for the entire year.

      Certain amounts have been reclassified in the June 30, 1998 financial statements to conform to the 1999 presentation.

Note 2.  Commitments

      At June 30, 1999, the Company had outstanding commitments to originate new residential and commercial real estate mortgage loans totalling approximately $29.5 million, which are not reflected on the consolidated balance sheet. Unadvanced funds on equity lines were $25.3 million, unadvanced construction loan funds were $16.4 million, and unadvanced funds on commercial lines of credit were $12.6 million at June 30, 1999.

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

Consolidated net income was $3,002,000 or basic earnings per share of $0.36 ($0.34 diluted basis) for the three months ended June 30, 1999, compared to $3,238,000 or basic earnings per share of $0.36 ($0.34 diluted basis) for the comparable prior year period.

Net interest income was $8,492,000 for the quarter ended June 30, 1999, down $152,000 or 1.8% from the comparable 1998 period, and represented a net interest margin of 2.97% compared to 3.23% for the comparable 1998 period. Net gains on sales of assets totalled $291,000 for the 1999 second quarter compared to $543,000 for the same quarter in 1998.

Total operating expenses were $4,752,000 for the second quarter of 1999, up $146,000 or 3.2% from $4,606,000 during the comparable period in 1998. There was no provision for loan losses recorded for the three month periods ended June 30, 1999 and 1998.

For the second quarter of 1999, the annualized return on assets was 1.02% and the annualized return on equity was 12.89%, compared to 1.16% and 12.63% for the comparable period in 1998.

Consolidated net income for the six months ended June 30, 1999 was $6,700,000, representing basic earnings per share of $0.80 ($0.76 diluted basis) compared to $6,486,000 and $0.72 ($0.68 diluted basis),respectively, for the same prior year period. Basic and diluted earnings per share have increased 11.1 % and 11.8%, respectively, while consolidated net income increased $214,000 or 3.3% for the six month comparative period.

Net interest income totalled $17,115,000 for the six months ended June 30, 1999, down $334,000 or 1.9% from the comparable 1998 period, and represented a net interest margin of 3.02% compared to 3.23% for the six months ended June 30, 1998. The net gain on sales of assets totalled $1,537,000 for the first six months of 1999 compared to $1,214,000 for the same period in 1998.

Total operating expenses were $9,415,000 for the first six months of 1999, up $124,000 or 1.3% from the $9,291,000 during the comparable period in 1998. The provision for loan losses for the six months ended June 30, 1999 was zero compared to $75,000 for the same prior year period.

For the first six months of 1999, the annualized return on assets was 1.16% and the annualized return on equity was 14.11%, compared to 1.17% and 12.72%, respectively, for the comparable period in 1998.

Total non-performing assets were $3,149,000 or 0.26% of total assets at June 30, 1999, compared to $1,932,000 or 0.17%, respectively, at December 31, 1998. The allowance for loan losses at June 30, 1999 was $6,847,000, representing 1.14% of total loans. At December 31, 1998, the allowance for loan losses was $6,876,000, representing 1.17% of total loans. The Company had no foreclosed real estate at June 30, 1999, compared to $119,000 at December 31, 1998.

The Company had total assets of $1.2 billion and capital of $91.4 million at June 30, 1999, representing a capital to assets ratio of 7.63%, exceeding all regulatory requirements. As compared to December 31, 1998, investment securities increased $27.3 million or 5.3% to $540.0 million, total loans increased $12.7 million or 2.2% to $600.2 million, deposits increased $29.9 million or 3.4% to $901.6 million, and borrowings increased $28.7 million or 16.8% to $198.8 million.

A more detailed discussion and analysis of the Company's financial condition and results of operations follows.

INVESTMENT SECURITIES

Investment securities consist of the following:

                                                      June 30,     December 31
                                                        1999          1988
                                                        ----          ----
                                                          (In thousands)

Securities available for sale, at fair value          $516,416     $475,169
Securities held to maturity, at amortized cost          14,005       29,043
Restricted equity securities:
Federal Home Loan Bank stock                             8,433        7,322
Massachusetts Savings Bank Life Insurance stock          1,114        1,114
                                                      --------     --------
                                                      $539,968     $512,648
                                                      ========     ========

The amortized cost and fair value of investment securities, excluding restricted equity securities, at June 30, 1999 and December 31, 1998 with gross unrealized gains and losses, follows:

                                                    June 30, 1999
                                     -------------------------------------------
                                                  Gross       Gross
                                     Amortized  Unrealized  Unrealized    Fair
                                        Cost      Gains       Losses      Value
                                      --------   --------    --------   --------
                                                (In thousands)

Securities Available for Sale

Debt securities:
  Corporate bonds                     $227,266   $    270    $ (1,640)  $225,896
  Mortgage - backed                    234,681        107      (5,998)   228,790
  U.S. Government and
    federal agency                      61,118         13      (1,233)    59,898
                                      --------   --------    --------   --------
    Total debt securities              523,065        390      (8,871)   514,584

Marketable equity securities             2,086         23        (277)     1,832
                                      --------   --------    --------   --------
    Total securities
      available for sale              $525,151   $    413    $ (9,148)  $516,416
                                      ========   ========    ========   ========
Securities Held to Maturity

U.S. Government
  and federal agency                  $ 14,005   $     57    $     --   $ 14,062
                                      ========   ========    ========   ========

                                                   December 31, 1998
                                     -------------------------------------------
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
                                      ========   ========    ========   ========


The amortized cost and fair value of debt securities by contractual maturity at June 30, 1999 are as follows:

                                                    June 30, 1999
                                       -----------------------------------------
                                       Available for Sale    Held to Maturity
                                       -------------------   -------------------
                                       Amortized   Fair      Amortized    Fair
                                         Cost      Value        Cost      Value
                                         ----      -----        ----      -----
                                                     (In thousands)

Within 1 year                          $ 71,452   $ 71,626    $  9,005  $  9,035
After 1 year through 5 years            208,534    206,282       5,000     5,027
After 5 years through 10 years            8,398      7,886          --        --
                                       --------   --------    --------  --------
                                        288,384    285,794      14,005    14,062

Mortgage - backed securities            234,681    228,790          --        --
                                       --------   --------    --------  --------
                                       $523,065   $514,584    $ 14,005  $ 14,062
                                       ========   ========    ========  ========

The amortized cost and fair value of debt securities by contractual maturity at December 31, 1998 are as follows:

                                                 December 31, 1998
                                       --------------------------------------
                                       Available for Sale    Held to Maturity
                                       ------------------    ----------------
                                       Amortized     Fair   Amortized      Fair
                                         Cost       Value      Cost       Value
                                       --------   --------   --------   --------
                                                    (In thousands)

Within 1 year                          $ 42,335   $ 42,549   $ 24,043   $ 24,241
After 1 year through 5 years            193,752    196,394      5,000      5,088
After 5 years through 10 years           10,446     10,528         --         --
After 10 years                            5,145      5,241         --         --
                                       --------   --------   --------   --------
                                        251,678    254,712     29,043     29,329

Mortgage - backed securities            215,933    218,196         --         --
                                       --------   --------   --------   --------
                                       $467,611   $472,908   $ 29,043   $ 29,329
                                       ========   ========   ========   ========

Investment securities increased $27.3 million from $512.6 million at December 31, 1998 to $540.0 million at June 30, 1999. At June 30, 1999, the securities portfolio classified as "available for sale" reflected an unrealized pre-tax loss of $8.7 million as a result of rising market rates as compared to an unrealized pre-tax gain of $5.0 million at December 31, 1998. In accordance with the Company's asset-liability strategies, purchases of mortgage-backed securities are primarily in fifteen year mortgages with weighted average lives of six years and other investment securities are generally short-term with maturities of five years or less.

Sales of debt securities produced gains of $250,000 during the 1999 second quarter and $1,489,000 for the six months ended June 30, 1999 compared to gains of $290,000 and $578,000 for the second quarter and six months ended June 30, 1998, respectively. Sales of equities produced gains of $35,000 and $39,000 during the 1999 second quarter and six months ended June 30, 1999 compared to gains of $106,000 and $332,000 for the second quarter and six months ended June 30, 1998, respectively.

LOANS

      A summary of the Company's outstanding loan balances as of the dates indicated follows:

                                                      June 30,      December 31,
                                                       1999             1998
                                                       ----             ----
                                                           (In thousands)
Mortgage loans on real estate:
   Residential 1-4 family                             $442,218        $421,462
   Commercial                                          102,561         109,561
   Construction                                         30,007          28,647
   Second mortgages                                        920           1,111
   Equity lines of credit                               19,068          20,606
                                                     ---------       ---------
                                                       594,774         581,387

Less: Unadvanced construction
               loan funds                              (16,371)        (15,574)

                                                       578,403         565,813
                                                     ---------       ---------
Other loans:
   Commercial loans                                     17,749          17,358
   Personal loans                                        1,858           2,076
   Education and other                                     867           1,069
                                                     ---------       ---------
                                                        20,474          20,503
                                                     ---------       ---------

Add: Premium on loans acquired                             227             223
   Net deferred fees                                     1,125           1,002
                                                     ---------       ---------
Total loans                                            600,229         587,541

Less: Allowance for loan losses                         (6,847)         (6,876)
                                                     ---------       ---------
   Loans, net                                         $593,382        $580,665
                                                     =========       =========

Total gross loans outstanding at June 30, 1999 increased $12.7 million to $600.2 million when compared to the December 31, 1998 level. Residential 1-4 family real estate mortgage loans increased $20.8 million as commercial real estate loans decreased $7.0 million from the December 31, 1998 level due to ongoing intense pricing competition from both bank and non-bank competitors. The payoff of a sizable bridge loan and the effects of residential 1-4 family mortgage loan refinancings account for the decrease of $1.5 million in equity lines of credit. Changes in all other loan categories during the six months ended June 30, 1999 are representative of net activity in new loan originations and amortization and payoffs.

NON-PERFORMING ASSETS

Total non-performing assets were $3.1 million and $1.9 million at June 30, 1999 and December 31, 1998, respectively. Included in non-performing assets at December 31, 1998 was a single foreclosed real estate property carried at $119,000 that was sold during the quarter ended March 31, 1999. There were no other foreclosed real estate properties added during the 1999 second quarter. As a percentage of total assets, non-performing assets equaled 0.26% and 0.17% at June 30, 1999 and December 31, 1998, respectively. Fluctuations in total non-performing assets occur from quarter to quarter but remain at historically low levels. It is the Company's general policy to place loans on a non-accrual basis when such loans become 90 days contractually delinquent or when the collectibility of principal or interest payments becomes doubtful. When a loan is placed on non-accrual status, its interest income accrual ceases and all income previously accrued but unpaid is reversed.

In accordance with SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that the borrower will be unable to meet principal or interest payments as agreed in the original loan contract. The principal balance of impaired loans at June 30, 1999 was $3.1 million, all of which were included in the $3.1 million non-performing assets referenced in the preceding paragraph. The loan loss reserve allocated to these impaired loans was $261,000 at June 30, 1999.

ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses follows:

                                                       Six Months Ended
                                                  -------------------------
                                                  June 30,         June 30,
                                                    1999             1998
                                                    ----             ----
                                                       (In thousands)
Balance at beginning
   of period                                      $ 6,876           $ 6,733
Provisions                                             --                75
Recoveries                                             38               219
Less: Charge-offs                                     (67)             (152)
                                                  -------           -------

Balance at end of period                          $ 6,847           $ 6,875
                                                  =======           =======

The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, known inherent risks in the nature and volume of the loan portfolio,levels of non-performing loans, adverse situations that may affect the borrowers' ability to repay, trends in delinquencies and charge-offs, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Ultimate losses may vary from current estimates and future additions to the allowance may be necessary.

The allowance for loan losses was $6.8 million at June 30, 1999, a reserve coverage of 1.14% of total loans. At December 31, 1998, the allowance for loan losses was $6.9 million, representing 1.17% of total loans.

DEPOSITS

Total deposits increased $29.9 million from December 31, 1998 to $901.6 million at June 30, 1999. This growth resulted from increases in core deposits and success in the municipal deposit program.

Generally, the Company's strategy is to maintain stable deposit rates and to increase deposit levels through selective core deposit and term deposit promotions. To retain core deposits, the Company continues to promote its "ComboPlus" account, which combines a statement savings and a demand account. This "ComboPlus" account has contributed to an increase in both its related savings and demand deposits of $26.2 million and $812,000, respectively, in the first six months of 1999. The following table indicates the balances in various deposit accounts at the dates indicated.

                                              June 30,        December 31,
                                                1999             1998
                                              --------         --------
                                                    (In thousands)

Demand accounts                               $ 51,752         $ 51,936
NOW accounts                                    61,693           64,888
Savings & money market accounts                377,311          351,047
Term certificates                              410,825          403,831
                                              --------         --------
                                              $901,581         $871,702
                                              ========         ========

BORROWED FUNDS

Historically, the Company has selectively engaged in long-term borrowings to fund loans and has entered into short-term repurchase agreements to fund investment securities purchases. At June 30, 1999, the Company's long-term borrowings increased by $12 million to $143.7 million from $131.7 million at December 31, 1998 while its short-term borrowings increased by $16.6 million to $55.1 million from $38.5 million at year end. At June 30, 1999, borrowed funds totalled $198.8 million, increasing $28.7 million from the $170.1 million reported at December 31, 1998.

STOCKHOLDERS' EQUITY

The Company's capital to assets ratio was 7.63% and 8.88% at June 30, 1999 and December 31, 1998, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1998, the Company and the Bank met all capital adequacy requirements to be categorized as well capitalized. No conditions or events occurred during the first six months of 1999 that management believes have changed the Company's or the Bank's category. Therefore, management believes as of June 30, 1999 that the Company and the Bank met all capital adequacy requirements to continue to be categorized as well capitalized.

The Company's book value at June 30, 1999 was $10.91 per share, compared with $11.74 per share at December 31, 1998.


               (Remainder of this page intentionally left blank.)

                              RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1999 vs QUARTER ENDED JUNE 30, 1998
NET INTEREST INCOME

Interest and dividend income from loans and investments increased $78,000 or 0.4% to $19.3 million for the 1999 second quarter when compared to the same quarter in 1998. For the 1999 second quarter, average earning assets totalled $1.144 billion, an increase of $71.7 million or 6.7% over the comparable average for 1998, with $56.5 million of that increase attributed to short and long-term investment securities and $15.2 million attributed to loans. The annualized yields on earning assets were 6.73% and 7.15% for the second quarters in 1999 and 1998, respectively. The yield on investment securities was 5.99% for the second quarter 1999 as compared to 6.22% for the second quarter 1998. Short and long-term investments contributed $534,000 of additional interest and dividend income when comparing the second quarter of 1999 to the second quarter of 1998, primarily as a result of higher average balances. The increase in the average balance on loans was more than offset by a yield decline, from 7.96% to 7.44%, such that interest income on loans decreased by $456,000 from its 1998 second quarter level.

Total interest expense for the three months ended June 30, 1999 was $10.8 million, reflecting an increase of $230,000 or 2.2% over the same period in 1998. At June 30, 1999 average interest bearing liabilities were $1.04 billion, an increase of $75.0 million or 7.8% over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $79.3 million, as average borrowed funds decreased $4.3 million. Deposit growth occurred even as rates paid declined from 4.04% to 3.87% for the quarters ended June 30, 1998 and 1999, respectively. Overall, interest expense on deposits increased $448,000 to $8.3 million as increases in average deposits more than offset the lower rate environment. Interest expense on borrowed funds decreased $218,000 as the average balances decreased and the rates paid declined 35 basis points to 5.46% in the second quarter of 1999 compared to the second quarter in 1998. The overall cost of interest bearing liabilities decreased to 4.15% from 4.37% when comparing the two quarters.

Net interest income decreased 1.8% or $152,000 to $8.5 million when comparing the second quarter in 1999 to the same quarter in 1998, as the weighted average rate spread and the net interest margin decreased by 20 and 26 basis points, respectively. The decrease in net interest income, spread and net interest margin is primarily due to yields on earning assets decreasing at a faster pace than interest rates on interest bearing liabilities. The yield on earning assets declined 42 basis points to 6.73% in the second quarter 1999 as compared to the same quarter in 1998, while the cost of interest bearing liabilities decreased by 22 basis points to 4.15%. This resulted in an interest rate spread and a net interest margin of 2.58% and 2.97%, respectively, for the three months ended June 30, 1999.

                              MEDFORD BANCORP, INC.

                              INTEREST RATE SPREAD

                                                            Three Months Ended
                                                                 June 30,
                                                                 --------

                                                              1999      1998
                                                              ----      ----

Weighted average yield earned on:

        Short-term investments                                4.66%     5.34%
        Investment securities                                 5.99      6.22
        Loans                                                 7.44      7.96
                                                              ----      ----

                    All earning assets                        6.73%     7.15%
                                                              ----      ----

Weighted average rate paid on:

        Deposits                                              3.87%     4.04%
        Borrowed funds                                        5.46      5.81
                                                              ----      ----

                    All interest-bearing liabilities          4.15%     4.37%
                                                              ----      ----

Weighted average rate spread                                  2.58%     2.78%
                                                              ----      ----

Net interest margin                                           2.97%     3.23%
                                                              ====      ====

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors, including the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non-performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at June 30, 1999, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

The Company recorded no provision for loan losses for the second quarter of 1999 and the second quarter of 1998. The Company recorded net loan recoveries of $22,000 and $89,000 for the three month ended periods June 30, 1999 and 1998, respectively.

OTHER INCOME

Other income, including customer service fees and gains and losses on sales of assets equaled $990,000 in the second quarter of 1999 as compared to $1,227,000 in the second quarter of 1998, representing a decrease of $237,000 or 19.3%. The $258,000 decrease in combined gains on sales of securities and loans, when comparing the second quarters of 1999 to 1998, principally accounts for the decrease in other income. See related discussions under "Investment Securities" included in "Management's Discussion and Analysis" in Item 2 of Part I of this report.

OPERATING EXPENSES

Operating expenses increased $146,000 or 3.2% to $4,752,000 for the three months ended June 30, 1999 when compared to the same period in 1998. Increases in occupancy, equipment and data processing expenses account for $100,000 of the overall increase in operating expenses. The increase in these costs can be principally explained by the added expenses from the reopening of our North Reading branch and the opening of our Tewksbury branch office in September 1998. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, was 1.66% for the three months ended June 30, 1999, as compared to 1.67% for the prior year comparable period. The Company continues to focus on cost containment with the intent to be a low cost provider of high quality banking products and services.

PROVISION FOR INCOME TAXES

The Bank's effective tax rate for three months ended June 30, 1999 was 36.5% as compared to 38.5% for the period ended June 30, 1998. The impact of state taxation has been reduced as a result of investment activity in the Bank's security corporation.

SIX MONTHS ENDED JUNE 30, 1999 vs SIX MONTHS ENDED JUNE 30, 1998
NET INTEREST INCOME

Interest and dividend income from loans and investments decreased $360,000 or 0.9% to $38.2 million for the first half of 1999 compared to the same period in 1998. Over the first half of 1999 average earning assets totalled $1.12 billion, an increase of $48.7 million, or 4.5%, over the comparable average for 1998, with $39.2 million of that increase deriving from short and long-term investment securities and $9.5 million from loans. The yield on earning assets equaled 6.79% and 7.17% for the six months ended June 30, 1999 and 1998, respectively. The yield on investment securities was 6.03% for the first half of 1999, a decrease of 20 basis points from 6.23% for the same period in 1998. Primarily as a result of a higher average balance, short and long-term investments contributed $651,000 of additional interest and dividend income when comparing the first six months of 1999 to the same period in 1998. Interest income on loans decreased $1.0 million to total $22.1 million thus far in 1999 as the increase in the average balance on loans was more than offset by the 47 basis point yield decline to 7.51%.

Average interest bearing liabilities increased $51.3 million over the comparable prior year period as average deposits increased $67.2 million while average borrowed funds decreased $15.9 million. Total interest expense for the six months ended June 30, 1999 was $21.1 million, which was essentially unchanged from the same period in 1998. This resulted from increases in interest expense on deposits being more than offset by the decrease in interest expense on borrowed funds. Total interest expense on deposits increased $751,000 to $16.4 million as the decline in weighted average cost of interest bearing deposits to 3.91% from 4.04% for the six months ended June 30, 1999 and 1998, respectively, was more than offset by the increase in average deposits. Interest expense on borrowed funds decreased $777,000 or 14.2% as both average balances and rates paid declined by $15.9 million and 41 basis points, respectively. The overall cost of interest bearing liabilities decreased to 4.16% from 4.39% when comparing the two periods.

Net interest income totaled $17.1 million for the six months ended June 30, 1999, down $334,000 or 1.9% and represented a net interest margin of 3.02% compared to, respectively, $17.4 million and 3.23% for the six months ended June 30, 1998. Average earning assets continued to grow; however, net interest margin declined twenty-one (21) basis points from last year. During these comparable periods, yields on earning assets declined at a faster pace than rates paid on interest-bearing liabilities. The decrease in asset yields can be attributed to the prepayment of commercial real estate loans due to intense pricing competition and significant residential real estate refinancing related to the decline in home mortgage rates.

                              MEDFORD BANCORP, INC.

                              INTEREST RATE SPREAD

                                                            Six Months Ended
                                                                June 30,
                                                                --------

                                                             1999      1998
                                                             ----      ----

Weighted average yield earned on:

        Short-term investments                               4.66%     5.33%
        Investment securities                                6.03      6.23
        Loans                                                7.51      7.98
                                                             ----      ----

                    All earning assets                       6.79%     7.17%
                                                             ----      ----

Weighted average rate paid on:

        Deposits                                             3.91%     4.04%
        Borrowed funds                                       5.43      5.84
                                                             ----      ----

                    All interest-bearing liabilities         4.16%     4.39%
                                                             ----      ----

Weighted average rate spread                                 2.63%     2.78%
                                                             ----      ----

Net interest margin                                          3.02%     3.23%
                                                             ====      ====

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors including the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non-performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at June 30, 1999, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

The Company recorded no provision for loan losses for the first half of 1999 compared to $75,000 provided for the same period in 1998. Net charge-offs for the six months ended June 30, 1999 totalled $29,000 compared to net recoveries of $67,000 for the same period in 1998.

OTHER INCOME

Other income, such as customer service fees and gains and losses on sales of assets, equaled $2.9 million in the first half of 1999 as compared to $2.6 million in the same period in 1998. The $327,000 or 12.8% increase in other income, when comparing the six months ended June 30, 1999 to 1998, can be accounted for by the $323,000 increase in net gains on sale of assets during the periods. See related discussions under "Investment Securities" included in "Management's Discussion and Analysis" in Item 2 of Part I of this report.

OPERATING EXPENSES

Operating expenses were $9.4 million, an increase of $124,000 or 1.3% for the six months ended June 30, 1999 compared to the same period in 1998. The most significant increases were in occupancy, equipment and data processing, up $168,000 or 9.1% resulting from the additional operating expenses associated with the reopening and opening of our North Reading and Tewksbury branch sites. All other operating expenses were $44,000 lower as the Company continues to manage for operating efficiencies. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, was 1.63% for the six months ended June 30, 1999, as compared to 1.68% for the prior year comparable period.

PROVISION FOR INCOME TAXES

The Bank's effective tax rate for six months ended June 30, 1999 was 36.7% as compared to 39.2% for the period ended June 30, 1998. The impact of state taxation has been reduced as a result of investment activity in the Bank's security corporation.

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

Maturities and sales of investment securities provide significant liquidity to the Company. The Company's policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the six months ended June 30, 1999 cash flow from maturities and sales of securities was $133.7 million compared to $163.3 million for the six months ended June 30, 1998. Principal payments received on mortgage-backed investments during the six months ended June 30, 1999 and 1998 totalled $31.5 million and $16.1 million, respectively. During periods of high interest rates, maturities in the bond portfolio have provided significant liquidity at a lower cost than borrowings.

Amortization and payoffs of the loan portfolio also contribute significant liquidity to the Company. Traditionally, the amortization and payoffs have been reinvested into loans. When payoff rates exceed origination rates, excess liquidity from loan payoffs is shifted into the investment portfolio.

The Company also uses borrowed funds as a source of liquidity. These borrowings generally contribute toward funding over-all loan growth. At June 30, 1999 the Company's outstanding borrowings from the FHLBB were $168.6 million, as compared to $131.6 million at December 31, 1998. The Company also utilizes repurchase agreements as a source of funding when management deems market conditions to be conducive to such activities. Repurchase agreements totalled $29.2 million at June 30, 1999 as compared to $38.3 million at December 31, 1998.

                         LIQUIDITY AND CAPITAL RESOURCES
                                   (continued)

Commitments to originate residential and commercial real estate mortgage loans at June 30, 1999 excluding unadvanced construction funds of $16.4 million were $29.5 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

Purchases of securities during the six months ended June 30, 1999 totalled $205.0 million consisting of debt instruments generally maturing in less than five years and equities. This compares with purchases of $168.0 million for the six months ended June 30, 1998.

Residential and commercial real estate mortgage loan originations for the six months ended June 30, 1999 totalled $67.5 million, compared with $45.9 million for the six months ended June 30, 1998.

The Company's capital position (total stockholders' equity) was $91.4 million or 7.63% of total assets at June 30, 1999 compared with $102.3 million or 8.88% of total assets at December 31, 1998. During the six months ended June 30, 1999 the company completed a second 5% stock repurchase plan. A total of 425,796 shares of common stock were repurchased. The Company's capital position exceeds all regulatory requirements.


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

A year 2000 Task Force Committee ("Task Force") represented by members of senior management was formed in 1997 and is responsible for Y2K compliance. Diligent efforts, with management's participation, are being conducted by the Company to address Y2K concerns that affect its operations. The objective of the Company's Y2K compliance efforts is to enable its internal systems to function normally with dates prior to, during, or after the year 2000. Additionally, compliance shall also include out-sourced systems upon which the Company relies for normal bank operations. The Company monitors compliance efforts of these vendors to adequately assess readiness and has sought and received written assurances from vendors of critical systems.

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

      2. Assessment Phase - Assess the size and complexity of the problem, identify all hardware, software, networks, ATM's, and other various processing platforms. The assessment also includes non-information systems dependent upon embedded microchips. The

Task Force has identified its third party vendor ("Third Party") of data processing for teller platform, deposit and loan information systems as its critical computer application. The Task Force and Third Party have established and are maintaining significant monitoring efforts of Y2K compliance progress through newsletters, user group interface and direct communication. Additionally, the Task Force has also assessed and prepared inventories of all non-critical software and hardware information systems and non-computer related equipment. The inventories outline actions to be taken, including the need for repair and/or replacement, need for testing and establishment of contingency plans as deemed appropriate. Major vendors identified in this assessment phase have been contacted and requested to provide written correspondence on Y2K readiness and progress, to which satisfactory responses have been received.

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

      5. Implementation Phase - In this Phase, systems should be certified as Y2K compliant and be accepted by the Company. The Company's implementation and certification of Y2K compliance is substantially complete. The Company is continuing efforts to remediate and validate a non-critical loan tracking system to be completed by the end of the 1999 third quarter.

Costs of the Y2K compliance effort during 1998 totaled $20,440 and were expensed as incurred. Additional costs of approximately $33,000 have been expensed during the first six months of 1999 out of $50,000 budgeted for 1999. Based upon currently available information, this 1999 amount will not have a material impact on the Company's on-going results of operations. A substantial part of the Y2K compliance effort will be accomplished by reallocation of existing personnel and resources. In addition, investments in new software and hardware planned by the Company in 1998 fall within the ordinary course of business of maintaining industry technology standards, and are not considered to be instrumental to the Company within the context of the Y2K project.

A Remediation Contingency Plan for the Third Party computer application was prepared and reviewed during the third quarter of 1998. During the 1999 first quarter, the Task Force determined that activation of the Remediation Contingency Plan would not be necessary given the Third Party's progress in Y2K compliance. The Task Force finalized and the Board of Directors approved its Third Party Business Resumption Contingency Plan which outlines how the Company would resume business if unanticipated problems arise from nonperformance of the Third Party.

In addition to the Third Party Business Resumption Contingency Plan, the Company has developed a Liquidity Contingency Plan to address liquidity problems that may arise from customer concerns relating to Y2K. To mitigate such concerns, the Company will continue its efforts to provide updates and assurance to its customer base through its customer awareness program. Although the Company has taken reasonable steps to anticipate Y2K-related problems, no assurance can be given that the Company, or vendors, governmental agencies, companies, etc. that interface with the Company will resolve their Y2K issues in a successful and timely fashion or that the costs of the Company's efforts will not exceed current estimates. If the Company does not resolve such issues, or does not do so in a timely manner, the Y2K issue could have a material adverse impact on the Company's business, future operating results and financial condition. In addition, the Company's efforts to become Y2K compliant are being monitored by its federal banking regulators. Failure to be Y2K compliant could subject the Company to formal supervisory enforcement actions.

The preceding Y2K discussion contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's beliefs and expectations regarding future events. When used in the Y2K discussion, the words "believes", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the phases of the Plan; its estimated costs; and its belief that its internal systems will be Y2K compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code; and the actions of governmental agencies or other third parties with respect to Y2K problems.

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

There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 1999 from those presented in the Company's 1998 Annual Report.

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

            The Company's annual meeting of stockholders was held on April 26, 1999 (the "Annual Meeting"). The presence, in person or by proxy, of at least a majority of the total number of issued and outstanding shares of the Company's common stock, $.50 par value per share (the "Common Stock") was necessary to constitute a quorum for the transaction of business at the 1999 Annual Meeting. There were 8,364,330 shares of Common Stock issued, outstanding and eligible to vote as of March 1, 1999. A total of 7,081,241.170 shares of Common Stock were present in person or by proxy at the 1999 Annual Meeting, constituting a quorum.

            At the 1999 Annual Meeting, the stockholders elected the following four individuals as Directors of the Company to serve until the 2002 annual meeting of stockholders, with the following votes cast:

                                                                BROKER NON-VOTES
            NOMINEE                 FOR            WITHHELD      AND ABSTENTIONS
            -------                 ---            --------      ---------------

            David L. Burke       6,560,398.791    520,842.379        0
            Mary Lou Doherty     6,542,606.459    538,634.711        0
            Arthur H. Meehan     6,550,893.223    530,347.947        0
            Eugene R. Murray     6,551,082.459    530,158.711        0

            The following additional Directors of the Company continued as Directors after the 1999 Annual Meeting: Edward D. Brickley, Paul J. Crowley, Edward Gaffey, Andrew D. Guthrie, Jr., M.D., Robert A. Havern, III, and Francis D. Pizzella.

ITEM 5  -   Other Information

            None.

ITEM 6  -   Exhibits and Reports on Form 8-K

            (a) Exhibits

              Exhibit      Description
              -------      -----------
                27         Financial Data Schedule

            b) Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the three month period ended June 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MEDFORD BANCORP, INC.


Date: August 11, 1999

      /s/ Arthur H. Meehan
      -----------------------------------------------
      Arthur H. Meehan
      Chairman, President and Chief Executive Officer


Date: August 11, 1999

      /s/ Phillip W. Wong
      -----------------------------------------------
      Phillip W. Wong
      Executive Vice President, Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX

               Exhibit      Description
               -------      -----------
                 27         Financial Data Schedule