Form 10-Q
period 1999-09-30
MEDFORD BANCORP INC
filed 1999-11-15
CIK 1049895

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q

    (Mark One)

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1999

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

The number of shares outstanding of Medford Bancorp, Inc.'s common stock, $0.50 par value per share, as of September 30, 1999 was 8,378,252

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS                                             PAGE

           Consolidated Balance Sheets....................................     1

           Consolidated Statements of Income..............................   2-5

           Consolidated Statements of Changes in Stockholders' Equity.....     6

           Consolidated Statements of Cash Flows..........................   7-8

           Notes to Consolidated Financial Statements.....................     9

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................ 10-30

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK ...................................................    31

PART II    OTHER INFORMATION

ITEM 1  -  Legal Proceedings..............................................    32

ITEM 2  -  Changes in Securities and Use of Proceeds......................    32

ITEM 3  -  Defaults Upon Senior Securities................................    32

ITEM 4  -  Submission of Matters to a Vote of Security Holders............    32

ITEM 5  -  Other Information..............................................    32

ITEM 6  -  Exhibits and Reports on Form 8-K...............................    32

           SIGNATURES.....................................................    33

           Exhibit Index..................................................    34

PART I     FINANCIAL INFORMATION
ITEM 1  -  Financial Statements

                             MEDFORD BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                        September 30,    December 31,
                                                                            1999            1998
                                                                         ----------      ----------
                                                                               (In thousands)
ASSETS
  Cash and due from banks                                                   $18,010         $17,439
  Interest-bearing deposits                                                     356           4,563
                                                                         ----------      ----------

    Cash and cash equivalents                                                18,366          22,002
                                                                         ----------      ----------

  Investment securities available for sale                                  516,011         475,169
  Investment securities held to maturity                                      8,000          29,043
  Restricted equity securities                                               10,078           8,436

  Loans                                                                     617,486         587,541
    Less allowance for loan losses                                           (6,772)         (6,876)
                                                                         ----------      ----------
      Loans, net                                                            610,714         580,665
                                                                         ----------      ----------

  Banking premises and equipment, net                                        11,766          12,008
  Accrued interest receivable                                                 9,333           8,230
  Goodwill and deposit-based intangibles                                      3,956           4,807
  Other assets                                                               15,191          10,828
                                                                         ----------      ----------

TOTAL ASSETS                                                             $1,203,415      $1,151,188
                                                                         ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                                 $901,678        $871,702
  Short-term borrowings                                                      69,376          38,463
  Long-term debt                                                            133,653         131,653
  Accrued taxes and expenses                                                  4,041           4,078
  Other liabilities                                                           2,235           3,025
                                                                         ----------      ----------

    Total liabilities                                                     1,110,983       1,048,921
                                                                         ----------      ----------

Stockholders' equity:
  Serial preferred stock, $.50 par value, 5,000,000 shares authorized;
    none issued;                                                                 --              --
  Common stock, 15,000,000 shares authorized;
    $.50 par value, 9,122,596 shares issued                                   4,561           4,561
  Additional paid-in capital                                                 24,922          26,389

  Retained earnings                                                          83,738          76,770
  Accumulated other comprehensive income (loss)                              (6,415)          3,058
  Treasury stock, at cost (744,344 and 412,768 shares, respectively)        (14,374)         (8,511)
                                                                         ----------      ----------
    Total stockholders' equity                                               92,432         102,267
                                                                         ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $1,203,415      $1,151,188
                                                                         ==========      ==========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Months Ended
                                                               September 30,
                                                          ----------------------
                                                              1999       1998
                                                              ----       ----
                                                          (Dollars in thousands,
                                                          except per share data)
  Interest and dividend income:
  Interest and fees on loans                                $11,308    $11,372
  Interest on debt securities                                 8,110      7,627
  Dividends on equity securities                                188        158
  Interest on short-term investments                             59         41
                                                            -------    -------

     Total interest and dividend income                      19,665     19,198
                                                            -------    -------

Interest expense:
  Interest on deposits                                        8,132      8,132
  Interest on short-term borrowings                             862        820
  Interest on long-term debt                                  1,887      1,924
                                                            -------    -------

     Total interest expense                                  10,881     10,876
                                                            -------    -------

Net interest income                                           8,784      8,322
Provision for loan losses                                        --         --
                                                            -------    -------

Net interest income, after provision for loan losses          8,784      8,322
                                                            -------    -------

Other income:
  Customer service fees                                         457        469
  Gain on sales of securities, net                               (6)       186
  Gain on sales of loans                                         --         52
  Miscellaneous                                                 196        210
                                                            -------    -------

     Total other income                                         647        917
                                                            -------    -------

Operating expenses:
  Salaries and employee benefits                              2,730      2,776
  Occupancy and equipment                                       631        551
  Data processing                                               370        353
  Professional fees                                             103        141
  Amortization of intangibles                                   282        294
  Advertising and marketing                                     156        177
  Other general and administrative                              505        489
                                                            -------    -------

     Total operating expenses                                 4,777      4,781
                                                            -------    -------

Income before income taxes                                    4,654      4,458
Provision for income taxes                                    1,626      1,625
                                                            -------    -------
     Net income                                              $3,028     $2,833
                                                            =======    =======

                                   (Continued)

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (concluded)

                                                         Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                        1999             1998
                                                        ----             ----
                                                        (Dollars in thousands,
                                                        except per share data)
Earnings per share:
  Basic                                                   $0.36            $0.32
  Diluted                                                 $0.35            $0.31

Cash dividends declared per share                         $0.11            $0.10
Weighted average shares outstanding
  Basic                                               8,377,148        8,802,423
  Diluted                                             8,741,568        9,260,803

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                             Nine Months Ended
                                                                September 30,
                                                          ----------------------
                                                              1999       1998
                                                              ----       ----
                                                          (Dollars in thousands,
                                                          except per share data)
Interest and dividend income:
  Interest and fees on loans                                $33,387    $34,462
  Interest on debt securities                                23,754     22,762
  Dividends on equity securities                                480        397
  Interest on short-term investments                            246        139
                                                            -------    -------

     Total interest and dividend income                      57,867     57,760
                                                            -------    -------

Interest expense:
  Interest on deposits                                       24,505     23,754
  Interest on short-term borrowings                           1,549      2,802
  Interest on long-term debt                                  5,914      5,433

     Total interest expense                                  31,968     31,989
                                                            -------    -------

Net interest income                                          25,899     25,771
Provision for loan losses                                        --         75
                                                            -------    -------

Net interest income, after provision for loan losses         25,899     25,696
                                                            -------    -------

Other income:
  Customer service fees                                       1,376      1,423
  Gain on sales of securities, net                            1,522      1,096
  Gain on sales of loans                                          3        357
  Miscellaneous                                                 626        595
                                                            -------    -------

     Total other income                                       3,527      3,471
                                                            -------    -------

Operating expenses:
  Salaries and employee benefits                              7,959      8,020
  Occupancy and equipment                                     1,879      1,678
  Data processing                                             1,128      1,064
  Professional fees                                             370        401
  Amortization of intangibles                                   851        884
  Advertising and marketing                                     445        402
  Other general and administrative                            1,560      1,625
                                                            -------    -------

     Total operating expenses                                14,192     14,074
                                                            -------    -------

Income before income taxes                                   15,234     15,093
 Provision for income taxes                                   5,506      5,775
                                                            -------    -------

     Net income                                              $9,728     $9,318
                                                            =======    =======

                                   (Continued)

See accompanying notes to consolidated financial statements.

                             MEDFORD BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (concluded)

                                                          Nine Months Ended
                                                             September 30,
                                                     --------------------------
                                                        1999             1998
                                                        ----             ----
                                                       (Dollars in thousands,
                                                       except per share data)
Earnings per share:
  Basic                                                  $1.16            $1.04
  Diluted                                                $1.11            $0.99

Cash dividends declared per share                        $0.33            $0.30
Weighted average shares outstanding
  Basic                                              8,397,677        8,968,329
  Diluted                                            8,790,839        9,458,855

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                     Common Stock        Additional
                                                ---------------------     Paid-In      Retained
                                                  Shares     Dollars      Capital      Earnings
                                                ---------   ---------    ---------    ---------
                                                            (Dollars in thousands)
Balance at December 31, 1998                    9,122,596   $   4,561    $  26,389    $  76,770

Comprehensive income:
  Net income                                           --          --           --        9,728
  Change in net unrealized gain (loss) on
  securities available for sale, net of
  reclassification adjustment and tax effects          --          --           --           --
    Total comprehensive income (loss)
Cash dividends declared ($.33 per share)               --          --           --       (2,760)
Repurchase of treasury stock                           --          --           --           --
Issuance of common stock under stock option
  plan and related income tax benfits                  --          --       (1,467)          --
                                                ---------   ---------    ---------    ---------

Balance at September 30, 1999                   9,122,596   $   4,561    $  24,922    $  83,738
                                                =========   =========    =========    =========

Balance at December 31, 1997                    4,541,148   $   2,271    $  28,977    $  68,938
Comprehensive income:
  Net income                                           --          --           --        9,318
  Change in net unrealized gain (loss) on
  securities available for sale, net of
  reclassification adjustment and tax effects          --          --           --           --
    Total comprehensive income
Cash dividends declared ($.30 per share)               --          --           --       (2,671)
Stock split (2 for 1)                           4,561,298       2,270       (2,270)
Repurchase of treasury stock                           --          --           --           --
Issuance of common stock under stock option
  plan and related income tax benefits             20,150          20         (337)          --
                                                ---------   ---------    ---------    ---------

Balance at September 30, 1998                   9,122,596   $   4,561    $  26,370    $  75,585
                                                =========   =========    =========    =========

                                                                           Accumulated
                                                    Treasury Stock            Other
                                                ---------------------     Comprehensive
                                                 Shares      Dollars      Income (Loss)       Total
                                                --------    ---------     -------------     ---------
Balance at December 31, 1998                    (412,768)   $  (8,511)      $   3,058       $ 102,267
                                                                                            ---------
Comprehensive income:
  Net income                                          --           --              --           9,728
  Change in net unrealized gain (loss) on
  securities available for sale, net of
  reclassification adjustment and tax effects         --           --          (9,473)         (9,473)
                                                                                            ---------
    Total comprehensive income (loss)                                                             255
                                                                                            ---------
Cash dividends declared ($.33 per share)              --           --              --          (2,760)
Repurchase of treasury stock                    (425,796)      (7,689)             --          (7,689)
Issuance of common stock under stock option
  plan and related income tax benfits             94,220        1,826              --             359
                                                --------    ---------       ---------       ---------

Balance at September 30, 1999                   (744,344)   $ (14,374)      $  (6,415)      $  92,432
                                                ========    =========       =========       =========

Balance at December 31, 1997                          --    $      --       $   1,324       $ 101,510
                                                                                            ---------
Comprehensive income:
  Net income                                          --           --              --           9,318
  Change in net unrealized gain (loss) on
  securities available for sale, net of
  reclassification adjustment and tax effects         --           --           3,670           3,670
                                                                                            ---------
    Total comprehensive income                                                                 12,988
                                                                                            ---------
Cash dividends declared ($.30 per share)              --           --              --          (2,671)
Stock split (2 for 1)
Repurchase of treasury stock                    (417,268)      (9,255)             --          (9,255)
Issuance of common stock under stock option
  plan and related income tax benefits            12,000          846              --             529
                                                --------    ---------       ---------       ---------

Balance at September 30, 1998                   (405,268)   $  (8,409)      $   4,994       $ 103,101
                                                ========    =========       =========       =========

See accompanying notes to consolidated financial statements.

                             MEDFORD BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Nine Months Ended
                                                                          September 30,
                                                                     ----------------------
                                                                        1999         1998
                                                                        ----         ----
                                                                         (In thousands)
Cash flows from operating activities:
  Net income                                                         $   9,728    $   9,318
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Provision for loan losses                                           --           75
        Depreciation and amortization, net                               1,978        1,698
        Foreclosed Real Estate (gains), losses and provisions, net          --          (22)
        Gain on sales of securities, net                                (1,522)      (1,096)
        Gain on sales of loans                                              (3)        (357)
        Decrease (increase) in accrued interest receivable
          and other assets                                                 463         (567)
        Increase (decrease) in accrued taxes and expenses
          and other liabilities                                             (7)         102
                                                                     ---------    ---------

        Net cash provided by operating activities                       10,637        9,151
                                                                     ---------    ---------

Cash flows from investing activities:
  Maturities of investment securities available for sale                40,250       42,180
  Purchases of investment securities available for sale               (238,383)    (228,473)
  Sales of investment securities available for sale                    104,802      114,888
  Maturities of investment securities held to maturity                  18,638       62,803
  Purchases of investment securities held to maturity
    and FHLBB stock                                                     (1,641)      (1,564)
  Principal amortization of mortgage-backed investments
    available for sale                                                  40,482       24,787
  Proceeds from sale of loans, net                                          82       11,209
  Loans originated and purchased, net of amortization and payoffs      (29,982)     (18,314)
  Purchases of bank premises and equipment, net                           (613)      (1,679)
  Sales of, and principal payments received on,
    foreclosed real estate                                                 116           69
                                                                     ---------    ---------

        Net cash provided by (used in) investing activities            (66,249)       5,906
                                                                     ---------    ---------

                                  (continued)

See accompanying notes to consolidated financial statements.

                             MEDFORD BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (concluded)

                                                                Nine Months Ended
                                                                   September 30,
                                                               --------------------
                                                                 1999        1998
                                                                 ----        ----
                                                                  (In thousands)
Cash flows from financing activities:
  Net increase in deposits                                       29,976      17,675
  Increase (decrease) in borrowings with maturities of three
    months or less                                               30,913     (46,233)
  Proceeds from long-term debt                                    2,000      26,336
  Issuance of common stock                                          359         356
  Payments to acquire treasury stock                             (7,689)     (9,255)
  Cash dividends paid                                            (3,583)     (3,439)
                                                               --------    --------

        Net cash provided by (used in) financing activities      51,976     (14,560)
                                                               --------    --------

Net change in cash and cash equivalents                          (3,636)        497
Cash and cash equivalents, beginning of period                   22,002      16,180
                                                               --------    --------
Cash and cash equivalents, end of period                       $ 18,366    $ 16,677
                                                               ========    ========

See accompanying notes to consolidated financial statements.

                             MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Note 1. Basis of Presentation

      The consolidated interim financial statements of Medford Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Medford Savings Bank (the "Bank") presented herein are intended to be read in conjunction with the consolidated financial statements presented in the Company's annual report for the year ended December 31, 1998.

      The consolidated financial information for the three and nine months ended September 30, 1999 and 1998, respectively, is unaudited. In the opinion of management, however, the consolidated financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results to be expected for the entire year.

      Certain amounts have been reclassified in the September 30, 1998 financial statements to conform to the 1999 presentation.

Note 2. Commitments

      At September 30, 1999, the Company had outstanding commitments to originate new residential and commercial real estate mortgage loans totalling approximately $12.5 million, which are not reflected on the consolidated balance sheet. Unadvanced funds on equity lines were $24.8 million, unadvanced construction loan funds were $18.1 million, and unadvanced funds on commercial lines of credit were $8.5 million at September 30, 1999.

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

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included in this report.

Consolidated net income was $3,028,000 or basic earnings per share of $0.36 ($0.35 diluted basis) for the three months ended September 30, 1999, compared to $2,833,000 or basic earnings per share of $0.32 ($0.31 diluted basis) for the comparable prior year period.

Net interest income was $8,784,000 for the quarter ended September 30, 1999, up $462,000 or 5.6% from the comparable 1998 period, and represented a net interest margin of 3.06% compared to 3.11% for the comparable 1998 period. Net loss on sales of assets totalled $6,000 for the 1999 third quarter compared to a $238,000 gain for the same quarter in 1998.

Total operating expenses were $4,777,000 for the third quarter of 1999, essentially unchanged from $4,781,000 during the comparable period in 1998. There was no provision for loan losses recorded for the three month periods ended September 30, 1999 and 1998.

For the third quarter of 1999, the annualized return on assets was 1.00% and the annualized return on equity was 13.25%, compared to 1.00% and 11.17%, respectively, for the comparable period in 1998.

Consolidated net income for the nine months ended September 30, 1999 was $9,728,000, representing basic earnings per share of $1.16 ($1.11 diluted basis) compared to $9,318,000 and $1.04 ($0.99 diluted basis), respectively, for the same prior year period. Basic and diluted earnings per share have increased 11.5% and 12.1%, respectively, while consolidated net income increased $410,000 or 4.4% for the nine month comparative 1998 period.

Net interest income totalled $25,899,000 for the nine months ended September 30, 1999, up $128,000 or .05% from the comparable 1998 period, and represented a net interest margin of 3.04% compared to 3.19% for the nine months ended September 30, 1998. The net gain on sales of assets totalled $1,525,000 for the first nine months of 1999 compared to $1,453,000 for the same period in 1998.

Total operating expenses were $14,192,000 for the first nine months of 1999, up $118,000 or .84% from the $14,074,000 during the comparable period in 1998. The provision for loan losses for the nine months ended September 30, 1999 was zero compared to $75,000 for the same prior year period.

For the first nine months of 1999, the annualized return on assets was 1.10% and the annualized return on equity was 13.83%, compared to 1.11% and 12.20%, respectively, for the comparable period in 1998.

Total non-performing assets were $3,158,000 or 0.26% of total assets at September 30, 1999, compared to $1,932,000 or 0.17%, respectively, at December 31, 1998. The allowance for loan losses at September 30, 1999 was $6,772,000, representing 1.10% of total loans. At December 31, 1998, the allowance for loan losses was $6,876,000, representing 1.17% of total loans. The Company had no foreclosed real estate at September 30, 1999, compared to $119,000 at December 31, 1998.

The Company had total assets of $1.2 billion and capital of $92.4 million at September 30, 1999, representing a capital to assets ratio of 7.68%, exceeding all regulatory requirements. As compared to December 31, 1998, investment securities increased $21.4 million or 4.2% to $534.0 million, total loans increased $30.0 million or 5.2% to $610.7 million, deposits increased $30.0 million or 3.4% to $901.7 million, and borrowings increased $32.9 million or 19.3% to $203.0 million.

A more detailed discussion and analysis of the Company's financial condition and results of operations follows.

INVESTMENT SECURITIES
Investment securities consist of the following:

                                                     September 30,  December 31,
                                                          1999          1998
                                                          ----          ----
                                                           (In thousands)

Securities available for sale, at fair value            $516,011     $475,169
Securities held to maturity, at amortized cost             8,000       29,043
Restricted equity securities:
   Federal Home Loan Bank                                  8,933        7,322
   Northeast Retirement Services                              31           --
   Massachusetts Savings Bank Life Insurance               1,114        1,114
                                                        --------     --------
                                                        $534,089     $512,648
                                                        ========     ========

The amortized cost and fair value of investment securities, excluding restricted equity securities, at September 30, 1999 and December 31, 1998 with gross unrealized gains and losses, follows:

                                                September 30, 1999
                                 -----------------------------------------------
                                                Gross        Gross
                                 Amortized   Unrealized    Unrealized      Fair
                                    Cost        Gains        Losses       Value
                                    ----        -----        ------       -----
                                                  (In thousands)
Securities Available for Sale

Debt securities:
  Corporate bonds                 $245,443     $    257     $ (1,772)   $243,928
  Mortgage - backed                225,831           41       (7,289)    218,583
  U.S. Government and
    federal agency                  53,137           --       (1,347)     51,790
                                  --------     --------     --------    --------
    Total debt securities          524,411          298      (10,408)    514,301

Marketable equity securities         2,097            3         (390)      1,710
                                  --------     --------     --------    --------
    Total securities
      available for sale          $526,508     $    301     $(10,798)   $516,011
                                  ========     ========     ========    ========
Securities Held to Maturity

U.S. Government
  and federal agency              $  8,000     $     21           --    $  8,021
                                  ========     ========     ========    ========

                                                December 31, 1998
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
                                  ========     ========     ========    ========


The amortized cost and fair value of debt securities by contractual maturity at September 30, 1999 are as follows:

                                                  September 30, 1999
                                       -----------------------------------------
                                       Available for Sale     Held to Maturity
                                       ------------------    -------------------
                                       Amortized    Fair     Amortized    Fair
                                         Cost       Value      Cost       Value
                                         ----       -----      ----       -----
                                                    (In thousands)

Within 1 year                          $ 65,037   $ 65,202   $  8,000   $  8,021
After 1 year through 5 years            228,154    225,661         --         --
After 5 years through 10 years            5,389      4,855         --         --
                                       --------   --------   --------   --------
                                        298,580    295,718      8,000      8,021

Mortgage - backed securities            225,831    218,583         --         --
                                       --------   --------   --------   --------
                                       $524,411   $514,301   $  8,000   $  8,021
                                       ========   ========   ========   ========

The amortized cost and fair value of debt securities by contractual maturity at December 31, 1998 are as follows:

                                                   December 31, 1998
                                       -----------------------------------------
                                       Available for Sale     Held to Maturity
                                       ------------------    -------------------
                                       Amortized    Fair     Amortized    Fair
                                         Cost       Value      Cost       Value
                                         ----       -----      ----       -----
                                                    (In thousands)

Within 1 year                          $ 42,335   $ 42,549   $ 24,043   $ 24,241
After 1 year through 5 years            193,752    196,394      5,000      5,088
After 5 years through 10 years           10,446     10,528         --         --
After 10 years                            5,145      5,241         --         --
                                       --------   --------   --------   --------
                                        251,678    254,712     29,043     29,329

Mortgage - backed securities            215,933    218,196         --         --
                                       --------   --------   --------   --------
                                       $467,611   $472,908   $ 29,043   $ 29,329
                                       ========   ========   ========   ========

Investment securities increased $21.4 million from $512.6 million at December 31, 1998 to $534.0 million at September 30, 1999. At September 30, 1999, the securities portfolio classified as "available for sale" reflected an unrealized pre-tax loss of $10.5 million as a result of rising market rates as compared to an unrealized pre-tax gain of $5.0 million at December 31, 1998. In accordance with the Company's asset-liability strategies, purchases of mortgage-backed securities are primarily in fifteen year mortgages with weighted average lives of six years and other investment securities are generally shorter term with maturities of five years or less.

Sales of debt securities produced losses of $6,000 during the 1999 third quarter and gains of $1,486,000 for the nine months ended September 30, 1999 compared to gains of $186,000 and $764,000 for the third quarter and nine months ended September 30, 1998, respectively. Sales of equities produced gains of $39,000 during the nine months ended September 30, 1999 compared to gains of $332,000 for the nine months ended September 30, 1998. There were no sales of equities recorded in either of the quarterly periods ended September 30, 1999 and 1998.

LOANS

A summary of the Company's outstanding loan balances as of the dates indicated follows:

                                                  September 30,     December 31,
                                                       1999             1998
                                                       ----             ----
                                                          (In thousands)
Mortgage loans on real estate:
   Residential 1-4 family                           $ 458,056        $ 421,462
   Commercial                                         103,916          109,561
   Construction                                        30,203           28,647
   Second mortgages                                       840            1,111
   Equity lines of credit                              19,783           20,606
                                                    ---------        ---------
                                                      612,798          581,387

Less: Unadvanced construction
         loan funds                                   (18,091)         (15,574)

                                                      594,707          565,813
                                                    ---------        ---------
Other loans:
   Commercial loans                                    18,523           17,358
   Personal loans                                       2,027            2,076
   Education and other                                    878            1,069
                                                    ---------        ---------
                                                       21,428           20,503
                                                    ---------        ---------

Add: Premium on loans acquired                            214              223
     Net deferred origination costs                     1,137            1,002
                                                    ---------        ---------
Total loans                                           617,486          587,541

Less: Allowance for loan losses                        (6,772)          (6,876)
                                                    ---------        ---------
   Loans, net                                       $ 610,714        $ 580,665
                                                    =========        =========

Total gross loans outstanding at September 30, 1999 increased $29.9 million to $617.5 million when compared to the December 31, 1998 level. As mortgage rates increased, residential refinancing activity has slowed aiding the $36.6 million growth in residential 1-4 family real estate loans. During the same period, commercial real estate loans decreased $5.6 million from the December 31, 1998 level due to ongoing intense pricing competition from both bank and non-bank competitors. Changes in all other loan categories during the nine months ended September 30, 1999 are representative of net activity in new loan originations and amortization and payoffs.

NON-PERFORMING ASSETS

Total non-performing assets were $3.2 million and $1.9 million at September 30, 1999 and December 31, 1998, respectively. Included in non-performing assets at December 31, 1998 was a single foreclosed real estate property carried at $119,000 that was sold during the quarter ended March 31, 1999. There were no other foreclosed real estate properties added during the 1999 third quarter. As a percentage of total assets, non-performing assets equaled 0.26% and 0.17% at September 30, 1999 and December 31, 1998, respectively. Fluctuations in total non-performing assets occur from quarter to quarter but remain at historically low levels. It is the Company's general policy to place loans on a non-accrual basis when such loans become 90 days contractually delinquent or when the collectibility of principal or interest payments becomes doubtful. When a loan is placed on non-accrual status, the accrual of interest income ceases and all income previously accrued but unpaid is reversed.

In accordance with SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that the borrower will be unable to meet principal or interest payments as agreed in the original loan contract. The principal balance of impaired loans at September 30, 1999 was $3.1 million, all of which was included in the $3.2 million non-performing assets referenced in the preceding paragraph. The loan loss allowance allocated to these impaired loans was $245,000 at September 30, 1999.

ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses follows:

                                                       Nine Months Ended
                                                --------------------------------
                                                September 30,      September 30,
                                                     1999              1998
                                                     ----              ----
                                                        (In thousands)
Balance at beginning
   of period                                       $ 6,876           $ 6,733
Provisions                                              --                75
Recoveries                                              49               219
Less: Charge-offs                                     (153)             (151)
                                                   -------           -------

Balance at end of period                           $ 6,772           $ 6,876
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

The allowance for loan losses was $6.8 million at September 30, 1999, or 1.10% of total loans. At December 31, 1998, the allowance for loan losses was $6.9 million, representing 1.17% of total loans.

DEPOSITS

Total deposits increased $30.0 million from December 31, 1998 to $901.7 million at September 30, 1999 due primarily to an increase in core deposits.

Generally, the Company's strategy is to maintain stable deposit rates and to increase deposit levels through selective core deposit and term deposit promotions. To retain core deposits, the Company continues to promote its "ComboPlus" account, which combines a statement savings and a demand account. This "ComboPlus" account has contributed to an increase in both its related savings and demand deposits of $40.5 million and $1.5 million, respectively, in the first nine months of 1999. The following table indicates the balances in various deposit accounts at the dates indicated.

                                                  September 30,     December 31,
                                                      1999              1998
                                                      ----              ----
                                                         (In thousands)

Demand accounts                                     $ 51,551         $ 51,936
NOW accounts                                          60,468           64,888
Savings & money market accounts                      388,187          351,047
Term certificates                                    401,472          403,831
                                                    --------         --------
                                                    $901,678         $871,702
                                                    ========         ========

BORROWED FUNDS

Historically, the Company has selectively engaged in long-term borrowings to fund loans and has entered into short-term repurchase agreements to fund investment securities purchases. At September 30, 1999, the Company's long-term borrowings increased by $2 million to $133.7 million from $131.7 million at December 31, 1998 while its short-term borrowings increased by $30.9 million to $69.4 million from $38.5 million at year end. At September 30, 1999, borrowed funds totalled $203.0 million, increasing $32.9 million from the $170.1 million reported at December 31, 1998.

STOCKHOLDERS' EQUITY

The Company's capital to assets ratio was 7.68% and 8.88% at September 30, 1999 and December 31, 1998, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1998, the Company and the Bank met all capital adequacy requirements to be categorized as well capitalized. No conditions or events occurred during the first nine months of 1999 that management believes have changed the Company's or the Bank's category. Therefore, management believes as of September 30, 1999 that the Company and the Bank met all capital adequacy requirements to continue to be categorized as well capitalized.

The Company's book value at September 30, 1999 was $11.03 per share, compared to $11.74 per share at December 31, 1998.

                              RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1999 vs QUARTER ENDED SEPTEMBER 30, 1998 NET INTEREST INCOME

Interest and dividend income from loans and investments increased $467,000 or 2.4% to $19.7 million for the 1999 third quarter when compared to the same quarter in 1998. For the 1999 third quarter, average earning assets totaled $1.2 billion, an increase of $77.0 million or 7.1% over the comparable average for 1998, with $48.5 million of that increase attributed to short-term investments and investment securities and $27.0 million attributed to loans. The annualized yields on earning assets were 6.76% and 7.07% for the third quarters in 1999 and 1998, respectively. The yield on investment securities was 6.04% for the third quarter 1999 as compared to 6.21% for the third quarter 1998. Short-term investments and investment securities contributed $531,000 of additional interest and dividend income when comparing the third quarter of 1999 to the third quarter of 1998, primarily as a result of higher average balances. The increase in the average balance on loans was more than offset by a yield decline, from 7.82% to 7.43%, such that interest income on loans decreased by $64,000 from its 1998 third quarter level.

Total interest expense for the three months ended September 30, 1999 was $10.9 million, reflecting a modest increase of $5,000 or .05% over the same period in 1998. At September 30, 1999 average interest bearing liabilities were $1.1 billion, an increase of $73.4 million or 7.5% over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $61.9 million and average borrowed funds increase of $11.5 million. Deposit growth occurred even as rates paid declined from 4.06% to 3.77% for the quarters ended September 30, 1998 and 1999, respectively. Overall, interest expense on deposits remained flat at $8.1 million as increases in average deposits offset the lower rate environment. Interest expense on borrowed funds increased $5,000 as the average balances increased and the rates paid declined 33 basis points to 5.44% in the third quarter of 1999 compared to the third quarter in 1998. The overall cost of interest bearing liabilities decreased to 4.08% from 4.39% when comparing the two quarters.

Net interest income increased 5.6% or $462,000 to $8.8 million when comparing the third quarter in 1999 to the same quarter in 1998, as the growth in average earning assets more than offset the decrease in net interest margin of 5 basis points. The weighted average rate spread remained unchanged at 2.68% as the yield on earning assets declined 31 basis points to 6.76% in the third quarter 1999 as compared to the same quarter in 1998, while at the same time, the cost of interest bearing liabilities also decreased by 31 basis points to 4.08%. The decline in yield on earning assets reflect lower yields in investment securities and on residential and commercial real estate loans resulting from refinancings and competition for loans. Lower rates on both deposits and borrowings reflect changes attributable to the lower rate market environment during the periods.

                              MEDFORD BANCORP, INC.

                              INTEREST RATE SPREAD

                                                              Three Months Ended
                                                                 September 30,
                                                              ------------------

                                                                1999      1998
                                                                ----      ----

Weighted average yield earned on:

         Short-term investments                                 5.02%     5.36%
         Investment securities                                  6.04      6.21
         Loans                                                  7.43      7.82
                                                                ----      ----

                     All earning assets                         6.76      7.07
                                                                ----      ----

Weighted average rate paid on:

         Deposits                                               3.77      4.06
         Borrowed funds                                         5.44      5.77
                                                                ----      ----

                     All interest-bearing liabilities           4.08      4.39
                                                                ----      ----

Weighted average rate spread                                    2.68      2.68
                                                                ----      ----

Net interest margin                                             3.06%     3.11%
                                                                ====      ====

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors, including the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non-performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at September 30, 1999, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

The Company recorded no provision for loan losses for the third quarter of 1999 and the third quarter of 1998. Net loan charge-offs for the three months ended September 30, 1999 were $75,000 compared to net loan recoveries of $2,000 for the same period in 1998.

OTHER INCOME

Other income, including customer service fees and gains and losses on sales of assets equaled $647,000 in the third quarter of 1999 as compared to $917,000 in the third quarter of 1998, representing a decrease of $270,000 or 29.4%. The $244,000 decrease in combined gains on sales of securities and loans, when comparing the third quarters of 1999 to 1998, principally accounts for the decrease in other income. See related discussions under "Investment Securities" included in "Management's Discussion and Analysis" in Item 2 of Part I of this report.

OPERATING EXPENSES

Operating expenses decreased a modest $4,000 or 0.1% to $4,777,000 for the three months ended September 30, 1999 when compared to the same period in 1998. Although overall operating expenses declined, increases in occupancy, equipment and data processing expenses amounted to $97,000. The increase in these costs can be principally explained by the added expenses from the reopening of our North Reading branch and the opening of our Tewksbury branch office in September 1998. Overall decreases in the other operating expenses more than offset the aforementioned increases. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, was 1.58% for the three months ended September 30, 1999, as compared to 1.68% for the prior year comparable period. The Company continues to focus on cost containment with the intent to be a low cost provider of high quality banking products and services.

PROVISION FOR INCOME TAXES

The Bank's effective tax rate for the three months ended September 30, 1999 was 34.9% as compared to 36.5% for the period ended September 30, 1998. The impact of state taxation has been reduced as a result of investment activity in the Bank's security corporation.

NINE MONTHS ENDED SEPTEMBER 30, 1999 vs NINE MONTHS ENDED SEPTEMBER 30, 1998 NET INTEREST INCOME

Interest and dividend income from loans and investments increased $107,000 or 0.2% to $57.9 million for the nine months ended September 30, 1999 compared to the same period in 1998. Over the nine month period in 1999 average earning assets totalled $1.14 billion, an increase of $58.3 million, or 5.4%, over the comparable average for 1998, with $42.8 million of that increase derived from short-term investments and investment securities and $15.5 million from loans. The yield on earning assets equaled 6.78% and 7.14% for the nine months ended September 30,1999 and 1998, respectively. The yield on investment securities was 6.03% for the nine month period ended September 30, 1999, a decrease of 19 basis points from 6.22% for the same period in 1998. Primarily as a result of a higher average balance, short-term investments and investment securities contributed $1.1 million of additional interest and dividend income when comparing the first nine months of 1999 to the same period in 1998. Interest income on loans decreased $1.1 million to total $33.4 million from the nine month period ended September 30, 1999 to the comparable 1998 period as the increase in the average balance on loans was more than offset by the 45 basis point yield decline to 7.48%.

Average interest bearing liabilities increased $58.7 million over the comparable prior year period as average deposits increased $65.4 million while average borrowed funds decreased $6.7 million. Total interest expense for the nine months ended September 30, 1999 was $32.0 million, which was essentially unchanged from the same period in 1998. This resulted from increases in interest expense on deposits being offset by the decrease in interest expense on borrowed funds. Total interest expense on deposits increased $751,000 to $24.5 million as the decline in weighted average cost of interest bearing deposits to 3.86% from 4.05% for the nine months ended September 30, 1999 and 1998, respectively, was more than offset by the increase in average deposits. Interest expense on borrowed funds decreased $772,000 or 9.4% as both average balances and rates paid declined by $6.7 million and 35 basis points, respectively. The overall cost of interest bearing liabilities decreased to 4.14% from 4.39% when comparing the two periods.

Net interest income totaled $25.9 million for the nine months ended September 30, 1999, up $128,000 or .50% and represented a net interest margin of 3.04% compared to $25.8 million and 3.19% for the nine months ended September 30, 1998, respectively. Average earning assets continued to grow; however, net interest margin declined fifteen (15) basis points from last year. During these comparable periods, yields on earning assets declined at a faster pace than rates paid on interest-bearing liabilities. The decrease in asset yields can be attributed to the prepayment of commercial real estate loans due to intense pricing competition and significant residential real estate refinancing related to the decline in home mortgage rates. Declines in interest-bearing deposits can be accounted for by lower rates paid on core accounts as well as on matured certificates of deposits. The decrease in the rate paid on borrowings can be accounted for by the higher rate FHLB borrowings at lower funding costs.

                              MEDFORD BANCORP, INC.

                              INTEREST RATE SPREAD

                                                               Nine Months Ended
                                                                 September 30,
                                                               -----------------

                                                                1999      1998
                                                                ----      ----

Weighted average yield earned on:

         Short-term investments                                 4.74%     5.34%
         Investment securities                                  6.03      6.22
         Loans                                                  7.48      7.93
                                                                ----      ----

                     All earning assets                         6.78      7.14
                                                                ----      ----


Weighted average rate paid on:

         Deposits                                               3.86      4.05
         Borrowed funds                                         5.45      5.80
                                                                ----      ----

                     All interest-bearing liabilities           4.14      4.39
                                                                ----      ----

Weighted average rate spread                                    2.64      2.75
                                                                ----      ----

Net interest margin                                             3.04%     3.19%
                                                                ====      ====

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors including the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non-performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at September 30, 1999, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

The Company recorded no provision for loan losses for the nine months ended September 30, 1999 compared to $75,000 provided for the same period in 1998. Net charge-offs for the nine months ended September 30, 1999 totalled $104,000 compared to net recoveries of $67,000 for the same period in 1998.

OTHER INCOME

Other income, such as customer service fees and gains and losses on sales of assets, equaled $3.5 million in the first nine months of 1999 remaining level with the same period in 1998. See related discussions under "Investment Securities" included in "Management's Discussion and Analysis" in Item 2 of Part I of this report.

OPERATING EXPENSES

Operating expenses were $14.2 million, an increase of $118,000 or .84% for the nine months ended September 30, 1999 compared to the same period in 1998. The most significant increases were in occupancy, equipment and data processing, up $265,000 or 9.7% resulting from the additional operating expenses associated with the reopening and opening, respectively, of our North Reading and Tewksbury branch sites. All other operating expenses were $147,000 lower as the Company continues to manage for operating efficiencies. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, was 1.63% for the nine months ended September 30, 1999, as compared to 1.69% for the prior year comparable period.

PROVISION FOR INCOME TAXES

The Bank's effective tax rate for the nine months ended September 30, 1999 was 36.1% as compared to 38.3% for the period ended September 30, 1998. The impact of state taxation has been reduced as a result of investment activity in the Bank's security corporation.

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

Maturities and sales of investment securities provide significant liquidity to the Company. The Company's policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the nine months ended September 30, 1999 cash flow from maturities and sales of securities was $163.7 million compared to $219.9 million for the nine months ended September 30, 1998. Principal payments received on mortgage-backed investments during the nine months ended September 30, 1999 and 1998 totalled $40.5 million and $24.8 million, respectively. During periods of high interest rates, maturities in the bond portfolio have provided significant liquidity at a lower cost than borrowings.

Amortization and payoffs of the loan portfolio also contribute significant liquidity to the Company. Traditionally, the amortization and payoffs have been reinvested into loans. When payoff rates exceed origination rates, excess liquidity from loan payoffs is shifted into the investment portfolio.

The Company also uses borrowed funds as a source of liquidity. These borrowings generally contribute toward funding over-all loan growth. At September 30, 1999 the Company's outstanding borrowings from the FHLBB were $178.6 million, as compared to $131.6 million at December 31, 1998. The Company also utilizes repurchase agreements as a source of funding when management deems market conditions to be conducive to such activities. Repurchase agreements totalled $24.2 million at September 30, 1999 as compared to $38.3 million at December 31, 1998.

                         LIQUIDITY AND CAPITAL RESOURCES
                                   (continued)

Commitments to originate residential and commercial real estate mortgage loans at September 30, 1999 excluding unadvanced construction funds of $18.1 million were $12.5 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

Purchases of securities during the nine months ended September 30, 1999 totalled $240.0 million consisting of debt instruments generally maturing in less than five years and equities. This compares with purchases of $230.0 million for the nine months ended September 30, 1998.

Residential and commercial real estate mortgage loan originations for the nine months ended September 30, 1999 totalled $113.9 million, compared with $134.3 million for the nine months ended September 30, 1998.

The Company's capital position (total stockholders' equity) was $92.4 million or 7.68% of total assets at September 30, 1999 compared with $102.3 million or 8.88% of total assets at December 31, 1998. During the nine months ended September 30, 1999 the Company completed a second 5% stock repurchase plan. A total of 425,796 shares of common stock were repurchased. The Company's capital position exceeds all regulatory requirements.

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

To become Y2K compliant, the Company is following the Federal Financial Institutions Examination Council ("FFIEC") interagency statement of Year 2000 project management issued in May 1997. The statement outlines five phases essential to the Y2K remediation process. The Company's Task Force prepared a "Year 2000 Action Plan" to define the tasks and monitor its progress in each of the five phases. The five phases and the Company's status in its efforts in completing each follow:

      1. Awareness Phase - To define the Y2K problem, gain executive level support for resources, establish a Y2K program team, and develop an overall strategy that encompasses potentially affected systems. The Task Force was formed in 1997 and has prepared a Year 2000 Action Plan to address the Y2K problem. The Task Force has established and is maintaining ongoing communications with employees, management, the Board of Directors and customers on Y2K awareness and understanding. Progress updates on Y2K compliance are provided to the Board of Directors and its Committees on a quarterly basis. The Year 2000 committee has also established a "Customer Awareness Program" to provide updates and assurance to its customer base on its efforts and progress on Y2K readiness. Communication, training and awareness is ongoing and will continue throughout the Y2K remediation process.

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

      3. Renovation Phase - Includes code enhancements, hardware and software upgrades, system replacements, vendor certifications, and other associated changes. In August 1998, the Third Party's "Year 2000 Outsourcing Solution" was certified by the Information Technology Association of America ("ITAA"). ITAA*2000 is the industry's century date change certification program that examines processes and methods used by companies to perform their Y2K software conversions. The Company and Third Party successfully completed a conversion to the "Year 2000 Outsourcing Solution," the Y2K-ready platform, in early October 1998. Replacement of in-house software and hardware identified in its assessment phase was substantially complete at year-end 1998.

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

Costs of the Y2K compliance effort during 1998 totaled $20,440 and were expensed as incurred. Additional costs of approximately $43,000 have been expensed during the first nine months of 1999 out of $50,000 budgeted for 1999. Based upon currently available information, this 1999 amount will not have a material impact on the Company's on-going results of operations. A substantial part of the Y2K compliance effort will be accomplished by reallocation of existing personnel and resources. In addition, investments in new software and hardware planned by the Company in 1998 fall within the ordinary course of business of maintaining industry technology standards, and are not considered to be instrumental to the Company within the context of the Y2K project.

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

The preceding Y2K discussion contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's beliefs and expectations regarding future events. When used in the Y2K discussion, the words "believes", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the phases of the Plan, its estimated costs, and its belief that its internal systems will be Y2K compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code; and the actions of governmental agencies or other third parties with respect to Y2K problems.

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

There have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 1999 from those presented in the Company's 1998 Annual Report.

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

ITEM 5 - Other Information

         None.

ITEM 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit      Description
             -------      -----------
               27         Financial Data Schedule

         b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the three month period ended September 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MEDFORD BANCORP, INC.


Date: November 10, 1999


        /s/ Arthur H. Meehan
        -----------------------------------------------
        Arthur H. Meehan
        Chairman, President and Chief Executive Officer


Date: November 10, 1999


        /s/ Phillip W. Wong
        -----------------------------------------------
        Phillip W. Wong
        Executive Vice President, Treasurer and Chief Financial Officer

                                 EXHIBIT INDEX

               Exhibit      Description
               -------      -----------

                 27         Financial Data Schedule