Form 10-K
period 1999-12-31
MEDFORD BANCORP INC
filed 2000-03-22
CIK 1049895

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

   [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 1999
                                       OR
   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______________to

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

                               -----------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.50 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on March 1, 2000, on the Nasdaq National Market was $97,567,730. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

      As of March 1, 2000, there were 8,227,200 shares of the registrant's common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Medford Bancorp, Inc. Definitive Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2000 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

General

Medford Bancorp Inc., (the "Company") was organized in 1997 as a Massachusetts corporation to be the holding company for Medford Savings Bank (the "Bank").

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

Supervision and Regulation

General. The Company is a Massachusetts corporation and a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and files with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. The Company is also subject to the jurisdiction of the Massachusetts Commissioner of Banks. As a bank holding company, the Company's activities are limited to the business of banking and activities closely related or incidental to banking. Provided that it does not become a "financial holding company" under the recently enacted Gramm-Leach-Bliley Act (as discussed below), the Company may not directly or indirectly acquire the ownership or control of more than 5 percent of any class of voting shares or substantially all of the assets of any company that is not engaged in activities determined by the Federal Reserve Board prior to November 12, 1999 by order or regulation to be closely related to banking, and also generally must provide notice to or obtain approval of the Federal Reserve Board in connection with any such acquisition.

As a Massachusetts-chartered savings bank, the Bank is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation (the "FDIC") which insures its deposits to the maximum extent permitted by law, and by the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner"). The Bank is also subject to certain requirements established by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Boston (the "FHLBB").

Federal Deposit Insurance Corporation. The FDIC insures the Bank's deposit accounts to the $100,000 maximum per separately insured account. As a state-chartered, FDIC-insured nonmember savings bank, the Bank is subject to regulation, examination, and supervision by the FDIC, and to reporting requirements of the FDIC. The FDIC has adopted requirements setting minimum standards for capital adequacy. Pursuant to FDIC requirements, the Bank must maintain a Tier 1 capital to risk-weighted assets ratio of 4.00% and a total capital to risk-weighted assets ratio of 8.00%. The FDIC also imposes a leverage capital ratio of at least 3.00% for the most highly rated banks and a leverage capital ratio between 4.00% and 5.00% for other banks. The Bank exceeded all applicable requirements at December 31, 1999. Furthermore, under the capital standards established pursuant to the FDIC Improvement Act of 1991 ("FDICIA"), the Bank is currently well-capitalized. International bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework, which ultimately could affect the FDIC's guidelines.

Federal Home Loan Bank System. The Federal Home Loan Bank System functions as a reserve credit source for its member financial institutions and is governed by the Federal Housing Finance Board ("FHFB"). The Bank is a voluntary member of the FHLBB. Members of the FHLBB are required to own capital stock that is directly proportionate to the member's home mortgage loans and borrowings from the FHLBB outstanding from time to time. FHLBB advances must be secured by specific types of collateral and may be obtained principally for the purpose of providing funds for residential housing finance.

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

Massachusetts Commissioner of Banks and Board of Bank Incorporation. The Bank is also subject to regulation, examination and supervision by the Commissioner and to the reporting requirements promulgated by the Commissioner. Massachusetts statutes and regulations govern, among other things, investment powers, lending powers, deposit activities, maintenance of surplus and reserve accounts, the distribution of earnings, the payment of dividends, issuance of capital stock, branching, acquisitions and mergers and consolidation. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be subject to sanctions for noncompliance. The Commissioner may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the Bank's business in a manner which is unsafe, unsound or contrary to the depositor's interest, or been negligent in the performance of their duties.

In response to a Massachusetts law enacted in 1996, the Commissioner finalized rules in 1997 and 2000 that give Massachusetts banks, and their subsidiaries, many powers equivalent to those of national banks. The Commissioner also has adopted procedures expediting branching by strongly capitalized banks.

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

The Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act, which, in part, is intended to permit bank holding companies that qualify and elect to be treated as a financial holding company to engage in a significantly broader range of financial activities. At this time, the Company has not determined whether it will become a financial holding company.

More specifically, the Gramm-Leach-Bliley Act repeals provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of banks with firms "engaged principally" in specified securities activities, and Section 32, which restricts officer, director, or employee interlocks between a bank and any company or person "primarily engaged" in specified securities activities. Moreover, the general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system, such as the Company, to engage in a full range of financial activities through a new entity known as a financial holding company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Generally, although significant implementing regulations have yet to be published, the Gramm-Leach-Bliley Act:

o repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

o provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

o broadens the activities that may be conducted by national banks (and, derivatively, state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries;

o provides an enhanced framework for protecting the privacy of consumer information;

o adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

o modifies the laws governing the implementation of the Community Reinvestment Act of 1977; and

o addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

In order to elect to become a financial holding company and engage in the new activities, a bank holding company, such as the Company, must meet certain tests and file an election form with the Federal Reserve Board that generally is acted on within thirty days. To qualify, all of a bank holding company's subsidiary banks must be well-capitalized and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities each of the bank holding company's banks must have been rated "satisfactory" or better in its most recent federal Community Reinvestment Act evaluation. Furthermore, a bank holding company that elects to be treated as a financial holding company may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the Federal Reserve Board that imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions.

Further, the Gramm-Leach-Bliley Act includes new sections of the National Bank Act and the Federal Deposit Insurance Act governing the establishment and operation of financial subsidiaries to permit national banks and state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of a financial holding company. In addition, the Gramm-Leach-Bliley Act expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well-capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules.

Federal Securities Laws. Pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"), the Company files annual, quarterly, and periodic reports with the Securities and Exchange Commission (the "SEC"). The Company is also subject to the insider trading requirements of Sections 16(a) and 16(b) of the Exchange Act, as administered by the SEC.

The Gramm-Leach-Bliley Act also amended the federal securities laws to, effective May, 2001, eliminate the blanket exceptions that banks traditionally have had from the definition of broker-dealer and investment adviser. Accordingly, banks not falling within the specific exemptions provided by the new law may have to register with the SEC as a broker-dealer and/or investment adviser, as appropriate, and become subject to SEC jurisdiction.

Other Activities

The Bank owns stock in The Savings Bank Life Insurance Company of Massachusetts ("SBLI"). The Bank sells life insurance and tax-deferred annuities and sold over $1.9 million in SBLI annuities in 1999, making it the top seller of this product in Massachusetts.

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

Moreover, under the Gramm-Leach-Bliley Act, effective March 11, 2000, securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and its subsidiaries conduct business. See "Supervision and Regulation--The Gramm-Leach-Bliley Act" above. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.

Management believes that the Company's emphasis on personal service and convenience, coupled with active involvement within the communities it serves, contributes to its ability to compete successfully.

Employees

As of December 31, 1999, the Bank employed 215 full-time staff, including 51 officers, and 78 part-time staff. None of the Bank's employees is represented by a labor union. The Company has no officers or employees separate from the Bank.

Executive Officers of the Company and Bank

The executive officers of the Company and/or the Bank, their positions with the Company and/or the Bank and their ages as of February 29, 2000 are as follows:

Name                 Age     Position

Arthur H. Meehan     64      President and Chief Executive Officer of the
                             Company and the Bank; Chairman of the Board of Directors of the Company and the Bank

Phillip W. Wong      50      Executive Vice President, Chief Financial Officer
                             and Treasurer of the Company; Executive Vice
                             President and Chief Financial Officer of the Bank

George A. Bargamian  51      Executive Vice President of the Bank (Retail)

Name                 Age     Position

Eric B. Loth         57      Senior Vice President of the Bank (Lending)

William F. Rivers    44      Senior Vice President of the Bank (Administration)

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

George A. Bargamian. Mr. Bargamian was hired by the Bank as Director of Marketing in 1988, and was promoted to Senior Vice President in 1988 and Executive Vice President of the Bank during 1999. Mr. Bargamian formerly served as Assistant Vice President of Marketing for First Mutual of Boston.

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

ITEM 2.    PROPERTIES

All of the Bank's branches located in Medford (except for the West Medford branch), the branch located in Arlington, and the Malden Center, Maplewood and Oak Grove branches located in Malden, and the Tewksbury branch, located in Tewksbury, are owned by the Bank. All other branches are leased from unrelated third parties. The Company recently sold one of its buildings and consolidated staff and resources into its main operations center. Additional space in this operations center is leased to third parties. Subject to the foregoing, the Company believes that its properties are adequate for its present needs.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's (and, prior to the reorganization into a bank holding company structure, the Bank's) common stock is quoted on the Nasdaq National Market System under the symbol "MDBK." The following table sets forth cash dividends declared on common stock and the high and low closing prices for the quarters indicated. All prices set forth below are based on information provided by the National Association of Securities Dealers, Inc.

                              Common Stock Sale Prices
                              ------------------------  Dividends Declared
                                  High          Low         Per Share
                                  ----          ---         ---------
     1999    1st quarter        $18 13/16     $17             $0.11
             2nd quarter         18 7/16       15 1/4          0.11
             3rd quarter         19 1/4        15              0.11
             4th quarter         17 5/8        15 3/4          0.18

     1998    1st quarter        $22           $17 3/4         $0.10
             2nd quarter         22 1/8        20 1/4          0.10
             3rd quarter         21 1/4        16 1/8          0.10
             4th quarter         18 3/4        13 1/2          0.20

At March 1, 2000, according to the Company's transfer agent, the Company had approximately 1,091 record holders of its common stock. The number of holders of record does not reflect the number of persons or entities who or which held their stock in nominee or "street" name through various brokerage firms or other entities.

The declaration of future dividends to the Company's stockholders is subject to future operating results, financial conditions, tax and legal considerations and other factors, such as the Bank's ability to declare and pay dividends to the Company. As the principal asset of the Company, the Bank currently provides the only source of payment of dividends by the Company. FDICIA limits the ability of undercapitalized insured banks to pay dividends. Moreover, under Massachusetts law, a stock-form savings bank may pay dividends no more frequently than quarterly only out of its net profits and only to the extent such dividends do not impair the Bank's capital stock and surplus, as defined; and the Commissioner's approval may be required under certain circumstances. Under Federal Reserve Board and FDIC regulations, the Company and the Bank would be prohibited from declaring dividends if, among other things, they were not in compliance with applicable regulatory capital requirements. If there is no surplus, dividends may be paid out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Funds held by the Company are available for various corporate uses, including the payment of future dividends.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

                                                                             At December 31,
                                                    ------------------------------------------------------------------
(Dollars in thousands, except per share data)          1999          1998          1997          1996          1995
                                                    ----------    ----------    ----------    ----------    ----------
BALANCE SHEET DATA
Total assets                                        $1,224,912    $1,151,188    $1,135,572    $1,039,098    $  955,933
Investment securities (includes
 restricted equity securities)                         535,858       512,648       513,418       424,966       363,599
Loans, net                                             626,751       580,665       570,844       560,855       529,424
Deposits                                               911,328       871,702       821,706       792,141       791,851
Borrowed funds                                         215,724       170,116       205,779       148,464        72,428
Stockholders' equity                                    90,870       102,267       101,510        92,521        86,076
Book value per share                                     10.84         11.74         11.18         10.20          9.73
Stockholders' equity to total assets                      7.42%         8.88%         8.94%         8.90%         9.00%
Number of offices                                           17            17            16            16            16
-----------------------------------------------------------------------------------------------------------------------

                                                                    Years Ended December 31,
                                                      ----------------------------------------------------
(Dollars in thousands, except per share data)           1999       1998       1997       1996       1995
                                                       -------    -------    -------    -------    -------
STATEMENT OF OPERATIONS DATA
Interest and dividend income                           $77,849    $76,802    $75,332    $68,711    $64,405
Interest expense                                        43,109     42,613     41,349     36,462     32,724
                                                       -------    -------    -------    -------    -------
    Net interest income                                 34,740     34,189     33,983     32,249     31,681
                                                       -------    -------    -------    -------    -------
Provision for loan losses                                   --         75        125        215        772
Other income:
    Gain on investment securities, net                   1,522      1,670        835        413         96
    All other income                                     2,680      3,088      3,007      2,902      3,050
                                                       -------    -------    -------    -------    -------
          Total other income                             4,202      4,758      3,842      3,315      3,146
                                                       -------    -------    -------    -------    -------
Operating expenses                                      19,301     19,074     19,054     18,075     18,169
                                                       -------    -------    -------    -------    -------
Income before income taxes                              19,641     19,798     18,646     17,274     15,886
Provision for income taxes                               6,990      7,546      7,256      6,845      6,463
                                                       -------    -------    -------    -------    -------

Net income                                             $12,651    $12,252    $11,390    $10,429    $ 9,423
                                                       =======    =======    =======    =======    =======

Basic earnings per share                               $  1.51    $  1.38    $  1.25    $  1.15    $  1.07
                                                       =======    =======    =======    =======    =======

Diluted earnings per share                             $  1.44    $  1.31    $  1.19    $  1.10    $  1.01
                                                       =======    =======    =======    =======    =======

Cash dividends declared per share                      $  0.51    $  0.50    $  0.45    $  0.42    $  0.36
                                                       =======    =======    =======    =======    =======
SELECTED RATIOS
    Return on average assets                              1.07%      1.09%      1.05%      1.05%      1.01%
    Return on average equity                             13.52      11.99      11.81      11.72      11.52
    Average equity to average assets                      7.88       9.07       8.91       8.98       8.75
    Weighted average rate spread                          2.63       2.72       2.84       3.00       3.20
    Net yield on average earning assets                   3.03       3.16       3.26       3.39       3.54
    Dividend payout ratio - basic earnings per share     33.77      36.23      36.00      36.52      33.64
------------------------------------------------------------------------------------------------------------

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. The Company's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general, national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, changes in laws and regulations, and changes in the assumptions used in making such forward-looking statements. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and selected consolidated financial data included within this report. Given that the Company's principal activity currently is ownership of the Bank, for ease of reference, the term "Company" in this Item generally will refer to the investments and activities of the Company and the Bank, except where otherwise noted.

                                     GENERAL

The Company's net income is primarily attributable to its level of net interest income, which represents the difference between interest and dividend income earned on earning assets and interest paid on deposits and other borrowed money. The main components of the Company's earning assets are loans, investment securities and short-term investments. Interest-bearing deposits include NOW, savings, money market and term certificates of deposit. The net interest income performance of the Company is significantly affected by general economic conditions, by the Company's corporate strategies, its asset/liability management, tactical programs and by the policies of regulatory authorities. Sources of non-interest income such as loan servicing fees, gains on sales of investment securities and other fees derived from various banking services contribute positively to the Company's results. The principal operating expenses of the Bank are salaries and employee benefits, occupancy and equipment expenses, data processing expenses, amortization of intangibles, advertising and marketing and other general and administrative expenses.

1999 marks the seventh consecutive year that the Company achieved record earnings, with net income of $12.7 million, an increase of $399,000, or 3.3%, compared to net income of $12.3 million for 1998. Earnings per share for 1999 were $1.51 ($1.44 on a diluted basis) compared with $1.38 ($1.31 on a diluted basis) for 1998, an increase of 13 cents on a diluted basis or 9.9% compared to the previous year.

At December 31, 1999, total assets were $1.22 billion, an increase of 6.4% from the prior year. Total loans increased 7.8% to $633.5 million at December 31, 1999. Investment securities, including restricted equity securities, increased 4.5% to $535.9 million at December 31, 1999 while total deposits increased $39.6 million, or 4.6%, to $911.3 million, and borrowed funds increased 26.8% to $215.7 million. Stockholders' equity totaled $90.9 million at December 31, 1999, representing a book value of $10.84 per share, compared to $11.74 per share at December 31, 1998. The capital to assets ratio was 7.42% at December 31, 1999, exceeding all regulatory requirements.

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

Investment securities, including restricted equity securities, were higher than 1998 year-end levels, at $535.9 million at December 31, 1999 versus $512.6 million at December 31, 1998. During 1999, the Company continued to modify the mix of the investment portfolio to generate higher levels of interest income. The strategy included replacing U.S. Government and federal agencies as they matured or were sold with mortgage-backed securities and corporate bonds. Investments in corporate bonds consisted primarily of "A" rated or better bonds with maturities of three years or less. At December 31, 1997, U.S. Government and federal agencies represented 37% of total investment securities, and mortgage-backed securities represented 24%. At December 31, 1998, U.S. Government and federal agencies were reduced to 18% of total investment securities while mortgage-backed securities were increased to 43%. At December 31, 1999, U.S. Government and federal agencies equaled 12% of total investment securities while mortgage-backed securities and corporate bonds represented 40% and 46%, respectively. The mortgage-backed securities pools added to this portfolio throughout 1998 and 1999 consisted primarily of fixed-rate, low-coupon, government-backed securities that have limited extension or contraction risk. Consideration is given to the underlying collateral, the impact of rising or falling rates on the average life of these securities and other factors associated with the Bank's investment policies and strategies.

Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reflected at amortized cost. As of December 31, 1999 and 1998, the net unrealized gain on investments classified as "held to maturity" was $6,000 and $286,000, respectively. All other marketable investment securities are classified as "available for sale" and reflected on the balance sheet at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in other comprehensive income (loss) in stockholders' equity. The fair value of the Company's marketable investment securities, principally fixed income securities, classified as "available for sale" is influenced by the volatility and changes in general market rates. In the rising rate environment of 1999, the fair value of the "available for sale" portfolio has been negatively affected. As of December 31, 1999, the net unrealized loss on investments classified as "available for sale" was $15.4 million as compared to the net unrealized gain on investments of $5.0 million as of December 31, 1998.

The Bank also holds limited amounts of equity securities subject to the investment limitations imposed by FDICIA and the Commissioner.

The following table sets forth certain information concerning the investment portfolio, including restricted equity securities, at carrying value:

                                                          At December 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
                                                       (In thousands)
Investment securities:
    Debt securities:
        U.S. Government and federal agency      $ 62,127   $ 93,735   $190,579
        Mortgage-backed securities               214,456    218,197    122,447
        Corporate bonds                          246,767    190,019    185,859
    Equity securities                             12,508     10,697     14,533
                                                --------   --------   --------

Total investment securities                     $535,858   $512,648   $513,418
                                                ========   ========   ========

The following table sets forth the maturity distribution of debt securities (excluding mortgage-backed securities) at carrying value, with related weighted average yields:

                                                               At December 31, 1999
                                  --------------------------------------------------------------------------------
                                                Weighted                     Weighted                    Weighted
                                    Within       Average      Over 1 Year    Average      Over 5 Years   Average
                                    1 Year        Yield       to 5 Years      Yield       to 10 Years     Yield
                                  -----------  -----------   ------------   -----------  -------------  ----------
                                                              (Dollars in thousands)
U.S. Government and
    federal agency                  $  5,000      5.87%        $  52,424       6.49%          $ 4,703     6.56%
Corporate bonds                       64,987      6.40           181,780       7.04                --        --
                                  -----------                 ----------                    ----------

                                    $ 69,987      6.36%        $ 234,204       6.92%          $ 4,703     6.56%
                                  ===========                  ==========                   ==========

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

Real estate and commercial loan originations are initiated by the Bank's officers and lending personnel from a number of sources, including referrals from realtors, builders, attorneys, and customers. Direct mail to existing and potential customers is used to solicit other loan services. Advertising media is also used to promote loans. The Bank employs on-the-road originators and pays them commissions for loan originations. Applications for residential and consumer loans are accepted at all of the Bank's locations and are referred to the main office for processing.

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

Total loans increased to $633.5 million at December 31, 1999 compared to $587.5 million at December 31, 1998. The increase in loans was primarily in residential mortgages, with year-to-year growth of $44.0 million, or 10.4%. Commercial real estate loans also increased $2.5 million, or 2.3%, to $112.1 million from $109.6 million in 1998. Construction loan commitments decreased to $25.2 million at December 31, 1999, with commercial construction and residential construction loan commitments totaling $20.3 million and $4.9 million, respectively, from $28.6 million at December 31, 1998. All other loan categories remained relatively stable from December 31, 1998. In addition, the Bank sold $11.0 million of education loans in 1998 thereby exiting this business due to profitability concerns. The Company expects continued intense competition for loans within its geographic region. Within this framework, management continues intense marketing efforts for loans.

The following table shows the composition of the loan portfolio by type of loan:


                                                                   At December 31,
                                            -------------------------------------------------------------
                                               1999         1998         1997         1996         1995
                                            ---------    ---------    ---------    ---------    ---------
                                                                    (In thousands)
Commercial loans                            $  18,124    $  17,358    $  14,941    $  11,014    $   9,075
Loans secured by real estate:
    Residential *                             465,420      421,462      389,593      380,627      353,172
    Construction loans, net of unadvanced
        funds                                  13,504       13,073       11,278        8,719        8,591
    Commercial                                112,050      109,561      124,094      123,158      125,771
    Second mortgages                              774        1,111        1,539        1,928        2,175
    Equity lines of credit                     19,394       20,606       22,146       21,169       20,819
Consumer loans                                  2,912        3,145       12,931       20,548       16,710
                                            ---------    ---------    ---------    ---------    ---------
                                              632,178      586,316      576,522      567,163      536,313
Add:  Net premium on loans acquired               198          223          270          354          504
      Net deferred origination costs            1,154        1,002          785          569           73
Less: Allowance for loan losses                (6,779)      (6,876)      (6,733)      (7,231)      (7,466)
                                            ---------    ---------    ---------    ---------    ---------

                    Loans, net              $ 626,751    $ 580,665    $ 570,844    $ 560,855    $ 529,424
                                            =========    =========    =========    =========    =========

* Residential first mortgages represent qualified collateral under a blanket lien securing FHLBB borrowings. See "Borrowed Funds".

The following table presents the maturity distribution of commercial and construction loans at December 31, 1999:

                                              Maturities
                      ----------------------------------------------------------
                        1 Year        Over 1 Year         Over
                        or Less        to 5 Years        5 Years         Total
                      -----------    --------------    -----------    ----------
                                            (In thousands)

Commercial loans       $ 11,205         $ 6,107           $ 812       $ 18,124
Construction loans        3,691           5,978           3,835         13,504

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

Commercial loans with maturities of over one year are subject to interest rate adjustment or maturity according to the following schedule:

                             Scheduled Maturity or Rate Adjustment
                         ----------------------------------------------
                          Over 1 Year         Over
                          to 5 Years         5 Years          Total
                         -------------    -------------   -------------
                                        (In thousands)

Predetermined rates           $ 2,921            $  42         $ 2,963
Adjustable rates                3,186              770           3,956
                         -------------    -------------   -------------

                              $ 6,107            $ 812         $ 6,919
                         =============    =============   =============

Non-performing Assets

It is the Bank's policy to discontinue the accrual of interest on loans over 90 days past due. Interest accrual ceases, and all previously accrued but unpaid interest is reversed, when a loan is placed on non-accrual status. At the option of management, a loan may be placed on non-accrual status prior to being 90 days past due if the collection of future interest and principal is, in the opinion of management, doubtful. Non-accrual loans are generally classified as impaired loans.

The Bank recognizes impaired loans based on Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." Under this Statement, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. All of the Bank's loans, which have been identified as impaired, have been measured by the fair value of existing collateral. When impaired loans become 90 days or more past due, they are maintained on non-accrual status whereby interest income is recognized only when received. The Bank does not apply SFAS No. 114 to individual consumer loans which are collectively evaluated for impairment.

The following table sets forth information with respect to impaired and non-accrual loans and foreclosed real estate, at the dates indicated. There were no loans 90 days or more past due and still accruing at the dates indicated.

                                                                    At December 31,
                                                      ------------------------------------------
                                                        1999     1998     1997     1996     1995
                                                      ------   ------   ------   ------   ------
                                                                    (In thousands)
Impaired loans accounted for on a non-accrual basis   $2,482   $1,766   $1,726   $2,752   $4,239
Other loans accounted for on a non-accrual basis          18       47       --      687       82
Foreclosed real estate                                    --      119       48      276      350
                                                      ------   ------   ------   ------   ------

                                                      $2,500   $1,932   $1,774   $3,715   $4,671
                                                      ======   ======   ======   ======   ======

For non-accrual loans at December 31, 1999, gross interest income of $453,000 would have been recorded during the year had the loans remained current in accordance with original terms. The amount of interest income on such loans that was included in net income for the period was $280,000.

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

Quarterly reviews of the loan portfolio are performed to identify loans for which specific allowance allocations are considered prudent. Specific allocations include the results of measuring impaired loans under SFAS No. 114. General risk allocations are determined by formula whereby the loan portfolio is stratified by loan type and by risk rating category. Loss factors are then applied to each category based on various considerations including historical loss experience, delinquency trends, current economic conditions, industry standards and regulatory guidelines. Any remaining unallocated portion is reviewed for adequacy in relation to the overall loan portfolio and in recognition of estimates inherent in the calculation methodology.

An analysis of the allowance for loan losses is presented in the following table:

                                                                                Years Ended December 31,
                                                             -------------------------------------------------------------
                                                               1999         1998          1997         1996          1995
                                                             --------      -------       -------      -------      -------
                                                                                     (In thousands)
Allowance for loan losses, beginning of year                  $6,876       $6,733        $7,231       $7,466       $7,539
                                                             --------      -------       -------      -------      -------
Loans charged-off     --- Residential real estate                 (2)         (24)          (38)         (64)         (66)
                      --- Commercial real estate                 (16)          --          (720)        (656)        (884)
                      --- Consumer                               (25)         (33)          (42)         (89)         (28)
                      --- Commercial                            (121)        (108)          (31)         (21)        (100)
Recoveries            --- Residential real estate                 11           20            26            7          104
                      --- Commercial real estate                  24          204           147          348          102
                      --- Consumer                                19            9            25            8           10
                      --- Commercial                              13           --            10           17           17
                                                             --------      -------       -------      -------      -------
Net recoveries (charge-offs)                                     (97)          68          (623)        (450)        (845)
                                                             --------      -------       -------      -------      -------
Provision for loan losses, charged to operations                  --           75           125          215          772
                                                             --------      -------       -------      -------      -------
Allowance for loan losses, end of year                        $6,779       $6,876        $6,733       $7,231       $7,466
                                                             ========      =======       =======      =======      =======

Ratio of net charge-offs (recoveries) to average loans          0.02%        (0.01)%       0.11%        0.08%        0.16%
                                                             ========      =======       =======      =======      =======

An analysis of the allocation of the allowance for loan losses is presented in the following table:

                                                                    At December 31,
                       --------------------------------------------------------------------------------------------------------
                                1999                  1998                1997                 1996               1995
                       --------------------    -------------------  ------------------   -----------------   ------------------
                                   Percent                Percent            Percent              Percent              Percent
                                   of Loans              of Loans            of Loans             of Loans             of Loans
                                   to Total              to Total            to Total            to Total             to Total
                         Amount      Loans     Amount      Loans     Amount    Loans     Amount     Loans     Amount     Loans
                         ------    --------    ------     -------    ------  ---------   ------   --------    ------   --------
                                                                 (Dollars in thousands)
Residential real estate  $1,858      76.86%    $1,683      75.64%    $1,067    71.73%    $1,179      71.23%    $1,036    70.17%
Commercial real estate    4,121      17.69      4,433      18.65      5,220    21.49      5,711      21.68     6,118     23.43
Construction                270       2.13        261       2.22        169     1.95        131       1.53       129      1.60
Consumer                     41       0.46         42       0.54         48     2.24         44       3.62        47      3.11
Commercial                  489       2.86        457       2.95        229     2.59        166       1.94       136      1.69
                         ------     -------    ------     -------    ------   -------    ------     -------   ------    -------

Total                    $6,779     100.00%    $6,876     100.00%    $6,733   100.00%    $7,231     100.00%   $7,466    100.00%
                         ======     ======     ======     ======     ======   ======     ======     ======    ======    ======

While management considers the allowance for loan losses to be adequate at December 31, 1999, there is no assurance that additional charge-offs and provisions will not be necessary in 2000. The provision for loan losses during 2000 will depend primarily on market conditions and the Bank's actual experience.

Loan Concentrations

Other than the focus of the Bank's lending activities to its market area, the Bank does not have a concentration of loans exceeding 10% of total loans at the end of 1999.

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

While deposit flows are by nature unpredictable, management controls the Bank's deposit growth through selective pricing and sales oriented marketing programs. Despite the $40 million, or 4.5%, deposit growth experienced during 1999, with the continuing rising interest rate environment and with increases in stock market and mutual fund values, the task of attracting and retaining deposits remains a significant challenge to the Bank.

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

Total deposits increased $39.6 million, or 4.6%, to $911.3 million at December 31, 1999 from $871.7 million at December 31, 1998. When compared to the prior year, demand deposits decreased 1.4% while NOW deposits decreased 6.3%. Savings and money market deposits increased 9.1% and term certificates increased 3.1%. The growth in both its savings and money market accounts and term certificates are reflective of the Company's successful efforts in promotion of its Combo Plus accounts and its solicitation of corporate and municipal jumbo term deposits.

The following table indicates the balances in various deposit accounts at the end of each reported period:

                                                  At December 31,
                                     -----------------------------------------
                                       1999            1998            1997
                                     ---------       ---------       ---------
                                                   (In thousands)

Demand accounts                       $ 51,202        $ 51,936        $ 44,196
NOW accounts                            60,811          64,888          59,368
Savings and money market accounts      382,970         351,047         325,340
Term certificates                      416,345         403,831         392,802
                                     ---------       ---------       ---------

                                     $ 911,328       $ 871,702       $ 821,706
                                     =========       =========       =========

The following table sets forth the average deposits of the Bank with related average rates paid during each reported period:

                                             1999                   1998                1997
                                       ----------------      ----------------    ---------------
                                       Average     Rate      Average     Rate    Average    Rate
                                       Balance     Paid      Balance     Paid    Balance    Paid
                                       -------     ----      -------     ----    -------    ----
                                                          (Dollars in thousands)
Demand accounts                        $ 47,409      --%    $ 41,272       --%  $ 35,210      --%
NOW accounts                             60,931    0.56       60,111     0.98     59,485    1.00
Savings and money market deposits       375,169    3.08      337,456     3.02    322,079    2.96
Term certificates                       415,643    5.02      393,493     5.39    391,204    5.42

Included in term certificates of deposit are certificates having balances of $100,000 or more. At December 31, 1999, such term certificates had the following maturities:

                              At December 31, 1999
    --------------------------------------------------------------------
      3 Months    Over 3 Months  Over 6 Months       Over
      or Less      to 6 Months    to 12 Months     12 Months     Total
    ------------  -------------  -------------   -------------  --------
                                 (In thousands)

     $ 46,379        $ 7,973        $ 11,692       $ 23,154    $ 89,198

Borrowed Funds

The Bank is a voluntary member of the FHLBB. As such, the Bank may borrow up to its qualified collateral, as defined by the FHLBB.

The Bank has selectively borrowed funds from the FHLBB to fund purchases of loans or large loan originations in addition to purchases of mortgage-backed securities. Short-term borrowings typically fund purchases or originations of one-year adjustable-rate loans or are used to meet the Bank's daily liquidity needs. Long-term debt typically funds purchases of three-year adjustable-rate residential mortgage loans or the origination of certain commercial real estate loans. The Bank also enters into repurchase or reverse repurchase agreements with a number of authorized brokers as an alternative source of funds. Securities sold under agreements to repurchase are borrowings that mature within one year and are secured by U.S. government obligations. Total borrowed funds increased to $215.7 million at December 31, 1999 from $170.1 million at December 31, 1998.

The following table presents, by category, the borrowings of the Bank for the reported periods:

                                                                At December 31,
                                                        --------------------------------
                                                          1999        1998        1997
                                                        --------    --------    --------
                                                             (Dollars in thousands)
Short-term borrowings:
    FHLBB advances                                      $ 45,000    $     --    $     --
    Federal Reserve Bank of Boston advances                  844         114       2,059
    Securities sold under agreements to repurchase        21,227      38,349      93,611
                                                        --------    --------    --------
    Total short-term borrowings                         $ 67,071    $ 38,463    $ 95,670
                                                        ========    ========    ========

    Weighted average rate                                   5.35%       4.01%       5.72%
    Average balance of short-term borrowings during
        the year                                        $ 48,265    $ 60,215    $ 70,417
    Weighted average rate paid on short-term
        borrowings during the year                          5.07%       5.33%       5.53%
    Maximum amount outstanding at any month-end
        during the year                                 $ 75,991    $ 82,514    $ 99,593

Long-term debt:
    FHLBB advances                                      $148,653    $131,653    $110,109
                                                        ========    ========    ========

    Weighted average rate                                   5.62%       5.74%       6.02%
    Average balance of long-term debt during the year   $139,034    $123,358    $ 98,972
    Weighed average rate paid on long-term
        debt during the year                                5.69%       6.02%       6.19%
    Maximum amount outstanding at any month-end
        during the year                                 $148,653    $136,653    $115,156

Stockholders' Equity

The Bank's capital to assets ratio was 7.42% at December 31, 1999, compared to 8.88% at December 31, 1998. The Bank's capital ratios at December 31, 1999 and 1998 exceeded all regulatory requirements. Book value at December 31, 1999 was $10.84 per share, compared with $11.74 per share at December 31, 1998. (See "Liquidity and Capital Resources.")

                              RESULTS OF OPERATIONS

General

In 1999, the Company reported consolidated net income of $12.7 million or $1.51 basic earnings per share, as compared to net income of $12.3 million or $1.38 per share in 1998 and net income of $11.4 million or $1.25 per share in 1997. Diluted earnings per share were $1.44, $1.31 and $1.19 for 1999, 1998 and 1997, respectively. Consolidated net income in 1999 increased 3.3% over 1998 and consolidated net income in 1998 increased 7.6% over 1997. Diluted earnings per share in 1999 increased 9.9% over 1998 and diluted earnings per share in 1998 increased 10.1% over 1997. The Company's return on assets was 1.07% for 1999, as compared to 1.09% in 1998 and 1.05% in 1997. The return on equity increased to 13.52% in 1999 from 11.99% in 1998 and 11.81% in 1997.

The increased earnings for 1999 when compared to 1998 reflect a $551,000 increase in net interest income due to higher average earning assets partially offset by interest rate margin compression, and a decrease in the provision for loan losses of $75,000. This is partially offset by an increase in operating expenses of $227,000. The increased earnings for 1998 when compared to 1997 reflect a $206,000 increase in net interest income due to higher average earning assets, and an increase in net gains on the sales of securities and loans amounting to $899,000. In 1998, salaries and employee benefits increased $468,000 while all other categories were relatively flat or down compared to 1997. Included in 1997 expenses were one-time expenses of approximately $200,000 related to the formation of the holding company, and $260,000 applicable to tax filing matters.

Net Interest Income

Net interest income was $34.7 million in 1999; an increase of $551,000 or 1.6% from 1998. Average earning assets in 1999 increased $65.3 million as compared to an increase of $64.4 million of increased interest-bearing liabilities. As a result, the excess of earning assets over interest-bearing liabilities increased 0.83% to $108.8 million from $107.9 million in 1998.

Net interest income was $34.2 million in 1998; an increase of $206,000 or 0.6% from $34.0 million in 1997. Average earning assets in 1998 increased $40.5 million as compared to an increase of $32.5 million of increased interest-bearing liabilities; the difference resulting from higher demand deposits and capital. As a result, the excess of earning assets over interest-bearing liabilities increased 8.0% to $107.9 million from $99.9 million in 1997. The earnings on this excess flow directly to net interest income.

The continued flatness of the yield curve in 1999, along with increases in the prime rate, compressed the net interest margin and spread. As a result, lower yields on earning assets, albeit somewhat offset by lower costs of funds, reduced the net interest margin in 1999 to 3.03% from 3.16% in 1998 and 3.26% in 1997. The Company's most integral challenge is managing net interest income. Management continues to focus on minimizing net interest margin compression by closely monitoring the behavior of the loan portfolio under varying market rate environments in order to maximize the yield on earning assets. During 1999, average loan balances represented 52.5% of average earning assets. This compares with 53.7% in 1998, and 55.3% in 1997. The average investment securities balance was 47.5% of average earning assets in 1999 as compared to 46.3% in 1998 and 44.7% in 1997. As the percentage of loans to assets decreases, and the percentage of investments to assets increases, the net interest margin generally declines because loans are typically a higher yielding asset than the types of securities in which the Bank generally invests.

Management also closely monitors funding costs, and utilizes borrowings as an alternative to deposits when pricing or availability is more advantageous. Average deposits represented 82.0%, and average borrowings represented 18.0%, of total interest bearing liabilities in 1999, as compared to 81.2% and 18.8%, respectively, in 1998, and 82.0% and 18.0%, respectively, in 1997.

Interest and Dividend Income

Interest and dividend income totalled $77.8 million for 1999, an increase of $1.0 million or 1.4% from 1998. Interest and dividend income totalled $76.8 million for 1998, an increase of $1.5 million or 2.0% from 1997. The weighted average yield on earning assets was 6.78% in 1999, compared to 7.09% in 1998 and 7.23% in 1997.

Interest income on loans decreased 1.5% or $698,000 to $45.0 million in 1999 whereby increases in the average loans outstanding were more than offset by a reduction in the average yield on loans to 7.48%. Increased residential 1-4 family loan volume contributed $999,000 of additional interest income. The average yield on residential 1-4 family loans declined to 7.06% when compared with the 7.36% earned in 1998, the result of lower origination rates and significant refinancing. Interest income on commercial and industrial loans increased $53,000 as a result of greater volume, offset by lower yields. The yield on commercial and industrial loans declined to 8.51% when compared to 9.41% in 1998. Commercial real estate loans contributed $1.4 million less interest income in 1999 as outstanding loans declined; the result of the Bank's refusal to meet highly aggressive pricing on these loans by competitors in its marketplace.

Interest income on loans was $45.7 million in 1998 compared with $46.2 million in 1997. Increases in the average loans outstanding were more than offset by a reduction in the average yield on loans to 7.87%. Interest income on residential 1-4 family loans increased $720,000 in 1998 compared to 1997 levels as loan volume increased. Interest income on commercial loans increased $63,000 on a $937,000 increase in volume. Interest income on consumer loans decreased by $802,000, or 53.8%, from the prior year primarily due to the sale of all the education loans in 1997 and 1998.

Interest income on investments increased $1.7 million to $32.8 million in 1999 compared with $31.1 million in 1998. The $44.0 million increase in the average balance of investment securities contributed $2.7 million of interest income in 1999, offset by a $929,000 decrease as a result of the decline in the yield on investment securities to 6.03% in 1999 from 6.20% in 1998.

Interest income on investments was $31.1 million in 1998 compared with $29.1 million in 1997. The increase of $35.6 million in the average balance of investment securities in 1998, principally in higher yielding corporate bonds and mortgage-backed securities, contributed $1.9 million of additional interest income. The weighted average yield on investment securities, including short-term investments, decreased from 6.27% in 1997 to 6.20% in 1998.

Interest Expense

Interest expense was $43.1 million in 1999, up $496,000 or 1.2% from 1998. Interest expense was $42.6 million in 1998, an increase of $1.3 million or 3.1% from 1997. The cost of funds decreased to 4.15% in 1999 from 4.37% in 1998 and 4.39% in 1997, principally as a result of declining rates paid on term certificates and borrowings.

Interest expense on deposits was $32.8 million in 1999, compared with $32.0 million in 1998. Average interest-bearing deposits increased $60.7 million resulting in an increase in interest expense of $776,000. The Company continues to focus on increasing certain core deposit accounts. As a result, pricing strategies were implemented raising certain deposit rates while lowering others. The weighted average rate paid on savings and money market deposits increased to 3.08% in 1999 compared with 3.02% in 1998. This increased rate coupled with a $37.7 million increase in the average balance added $1.3 million of interest expense in 1999. The weighted average rate paid on term certificates decreased to 5.02% in 1999 from 5.39% in 1998. Lower rates on term certificates more than offset the increased interest expense resulting from a $22.2 million increase in the average outstandings. The average balance of NOW deposits increased $820,000. This volume increase was more than offset by the lowering of the rate paid, thereby reducing interest expense by $244,000. The overall weighted average rate paid on deposits decreased to 3.85% in 1999 from 4.04% in 1998. The decrease is principally due to greater volume in the liquid savings and money market deposit products at lower rates coupled with lower rates paid on term certificates.

Interest expense on borrowed funds was $10.4 million in 1999, compared with $10.6 million in 1998. Longer-term FHLBB borrowings were acquired to fund and manage the interest rate risk resulting from growth in the residential loan portfolio. The decrease in interest expense is the result of a $3.7 million increase in the average balance of borrowings being more than offset by a weighted average rate that was 26 basis points lower than the prior year's rate.

Interest expense on deposits was $32.0 million and interest expense on borrowed funds was $10.6 million in 1998, compared with $31.3 million and $10.0 million, respectively, in 1997. While average interest-bearing deposit levels grew modestly in 1998 as compared with 1997, the average rate paid on interest-bearing deposits remained stable at 4.04% in 1998 versus 4.05% in 1997. In addition, the Bank leveraged its capital position by increasing average borrowed funds to $183.5 million at an average cost of 5.80% in 1998 from $169.4 million at an average cost of 5.92% in 1997.

Rate/Volume Analysis

The following table presents, for the periods indicated, changes in interest and dividend income and changes in interest expense attributable to changes in interest rates and volumes of interest-bearing assets and liabilities. Changes attributable to both rate and volume have been allocated proportionally to the two categories.

                                             1999 Compared to 1998            1998 Compared to 1997
                                              Increase (Decrease)              Increase (Decrease)
                                         -----------------------------    -----------------------------
                                         Volume      Rate       Total     Volume      Rate       Total
                                         -------    -------    -------    -------    -------    -------
                                                                (In thousands)
INTEREST AND DIVIDEND INCOME
    Short-term investments               $   136    $   (10)   $   126    $     5    $    (5)   $    --
    Mortgage-backed investments            3,867       (607)     3,260      6,460        (69)     6,391
    Other investment securities           (1,329)      (312)    (1,641)    (4,000)      (449)    (4,449)
    Loans                                  1,639     (2,337)      (698)       390       (863)      (473)
                                         -------    -------    -------    -------    -------    -------

    Total interest and dividend income     4,313     (3,266)     1,047      2,855     (1,386)     1,469
                                         -------    -------    -------    -------    -------    -------

INTEREST EXPENSE
    NOW deposits                               8       (252)      (244)        (3)       (15)       (18)
    Savings deposits and MMDA              1,157        185      1,342        489        179        668
    Term certificates                      1,156     (1,478)      (322)       124       (128)        (4)
    Short-term borrowings                   (611)      (153)      (764)      (548)      (137)      (685)
    Long-term debt                           907       (423)       484      1,472       (170)     1,302
                                         -------    -------    -------    -------    -------    -------

    Total interest expense                 2,617     (2,121)       496      1,534       (271)     1,263
                                         -------    -------    -------    -------    -------    -------

        Net interest income              $ 1,696    $(1,145)   $   551    $ 1,321    $(1,115)   $   206
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

Years Ended                                   December 31, 1999               December 31, 1998               December 31, 1997
-------------------------------------------------------------------   ------------------------------  -----------------------------
                                                  Interest  Average               Interest  Average              Interest   Average
                                        Average    Earned/   Yield/    Average     Earned/   Yield/   Average     Earned/   Yield/
                                        Balance     Paid     Rate      Balance      Paid     Rate     Balance      Paid      Rate
                                        -------   --------  -------    -------    --------  -------   -------    -------    -------
                                                                          (Dollars in thousands)
ASSETS
  Earning assets:
      Short-term investments           $    6,696   $   331    4.94%  $    3,941   $   205   5.20%   $    3,852   $   205    5.32%
      Mortgage-backed
          investments                     234,928    14,239    6.06      171,581    10,979   6.40        70,635     4,588    6.50
      Other investment securities         303,784    18,237    6.00      325,852    19,878   6.10       391,312    24,326    6.22
      Loans (a)                           602,429    45,042    7.48      581,154    45,740   7.87       576,258    46,213    8.02
---------------------------------------------------------------------------------------------------------------------------------
  Total earning assets                  1,147,837    77,849    6.78    1,082,528    76,802   7.09     1,042,057    75,332    7.23

  Other assets                             39,696        --      --       44,518        --     --        41,288        --      --
---------------------------------------------------------------------------------------------------------------------------------
  Total assets                         $1,187,533        --      --   $1,127,046        --     --    $1,083,345        --      --
=================================================================================================================================
LIABILITIES AND
  STOCKHOLDERS' EQUITY
  Interest-bearing liabilities:
      NOW deposits                     $   60,931   $   343    0.56%  $   60,111   $   587   0.98%   $   59,485   $   595    1.00%
      Savings deposits and MMDA           375,169    11,540    3.08      337,456    10,198   3.02       322,079     9,540    2.96
      Term certificates                   415,643    20,868    5.02      393,493    21,190   5.39       391,204    21,193    5.42
      Short-term borrowings                48,265     2,446    5.07       60,215     3,210   5.33        70,417     3,896    5.53
      Long-term debt                      139,034     7,912    5.69      123,358     7,428   6.02        98,972     6,125    6.19
---------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities    1,039,042    43,109    4.15      974,633    42,613   4.37       942,157    41,349    4.39

  Other liabilities                        54,888        --      --       50,194        --     --        44,704        --      --

  Stockholders' equity                     93,603        --      --      102,219        --     --        96,484        --      --
---------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders'
      equity                           $1,187,533        --      --   $1,127,046        --     --    $1,083,345        --      --
=================================================================================================================================
Net interest income                                 $34,740                        $34,189                        $33,983

Weighted average rate spread (b)                                2.63%                        2.72%                           2.84%
Net yield on average earning assets (c)                         3.03%                        3.16%                           3.26%
=================================================================================================================================

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

The Bank recorded no provision for loan losses in 1999. This compares with a provision of $75,000 for the year ended December 31, 1998 and $125,000 for the year ended December 31, 1997. Gross loans charged-off declined to $164,000 in 1999 versus $165,000 and $831,000 in 1998 and 1997, respectively. Net loans charged-off totaled $97,000 and $623,000, respectively, for the years ended December 31, 1999 and 1997 while in 1998, the Company experienced net loan recoveries of $68,000.

The increase in the loan portfolio of $45.9 million during 1999 related principally to residential real estate loans, which are assigned a relatively low risk rating as compared to other categories in the Company's loan portfolio. The impact of applying general risk allocations to this growth was effectively offset by the net improvement in the general risk ratings applicable to certain commercial lending relationships. While management considers the allowance for loan losses to be adequate at December 31, 1999, there is no assurance that additional charge-offs and provisions will not be necessary in 2000. The provision for loan losses during 2000 will depend primarily on market conditions and the Bank's actual experience.

Other Income

Total other income amounted to $4.2 million for the year ended December 31, 1999, as compared to $4.8 million for year ended December 31, 1998, and $3.8 million for the year ended December 31, 1997. In 1999, customer service fees declined $27,000 from 1998 and an additional $95,000 from 1997, in part reflecting lower revenues on deposit accounts as customers migrate to deposit products with lower or no service fees. Net gains on the sale of securities were $1.5 million in 1999, compared with of $1.7 million and $835,000 in 1998 and 1997, respectively. Management elects to sell securities when tactical and/or market opportunities arise to do so and recognize a gain without impairing the yield or liquidity of the investment portfolio. The net gain on the sale of loans of $370,000 in 1998 and $306,000 in 1997 was related to the sale of education loans.

Operating Expenses

Operating expenses were $19.3 million for 1999, up $227,000 or 1.2% over 1998 operating expenses of $19.1 million. Occupancy, equipment and data processing rose $287,000 or 7.7% when compared to 1998 as a result of additional operating expenses associated with the reopening and opening, respectively, of our North Reading and Tewksbury branch sites. Professional fees increased $132,000 or 25% over 1998 as a result of expenses applicable to shareholder matters. 1998 operating expenses were $20,000 or 0.10% greater when compared to 1997. The Bank's expense ratio, which is the ratio of operating expenses to average assets, was 1.63% in 1999 compared with 1.69% in 1998 and 1.76% in 1997. Management continues to focus on cost containment with the intent to be a low cost provider of high quality banking products and services.

Provision for Income Taxes

The Bank's effective tax rate for the year ended December 31, 1999 was 35.6% as compared with 38.1% and 38.9% for the years ended December 31, 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal tax rate of 35.0% (for taxable income exceeding $10.0 million) principally due to state taxes. The impact of state taxation has been reduced as a result of investment activity in the Bank's security corporation.

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

                         LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of funds are customer deposits, amortization and payoff of existing loan principal, and sales or maturities of various investment securities. The Bank is a voluntary member of the FHLBB and, as such, may take advantage of the FHLBB's borrowing programs to enhance liquidity and leverage its favorable capital position. The Bank also may draw on lines of credit at the FHLBB and a large commercial bank or enter into repurchase or reverse repurchase agreements with authorized brokers. These various sources of liquidity are used to fund withdrawals, new loans, and investments.

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

Maturities and sales of investment securities provide significant liquidity to the Bank. The Bank's policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the year ended December 31, 1999, cash flow from maturities of securities was $66.3 million and proceeds from sales of securities totaled $105.4 million, compared to maturities of securities of $127.0 million and proceeds from sales of securities of $138.0 million for the year ended December 31, 1998. Principal payments on mortgage-backed investments during the years ended December 31, 1999 and 1998 totaled $47.4 million and $39.1 million, respectively. Purchases of securities during 1999 and 1998 totaled $261.7 million and $299.1 million, respectively. These purchases consisted primarily of short-term debt instruments. During periods of high interest rates or active mortgage origination, maturities in the bond portfolio have provided significant liquidity to the Bank, generally at a lower cost than borrowings.

Amortization and pay-offs of the loan portfolio contribute significant liquidity to the Bank. Traditionally, amortization and pay-offs are reinvested into loans. Excess liquidity is invested in short-term debt instruments.

The Bank has also used borrowed funds as a source of liquidity. At December 31, 1999, the Bank's outstanding borrowings from the FHLBB were $193.7 million. The Bank also utilizes repurchase agreements to fund loan purchases or to leverage the balance sheet. At December 31, 1999, securities sold under agreements to repurchase totaled $21.2 million.

Residential and commercial mortgage loan originations for the years ended December 31, 1999, 1998 and 1997 totaled $147.9 million, $159.5 million and $124.2 million, respectively. Commitments to originate commercial and residential real estate mortgages at December 31, 1999 were $15.3 million, excluding unadvanced construction funds totaling $11.7 million. Unadvanced funds on equity and commercial lines of credit aggregated $35.9 million at December 31, 1999. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

The Bank's capital position (total stockholders' equity) was $90.9 million, or 7.42% of total assets at December 31, 1999, compared with $102.3 million, or 8.88% of total assets at December 31, 1998. In 1999, the Company utilized the holding company structure to exercise greater control in managing capital with the announcement and completion of a 5% stock repurchase plan. A total of 425,796 shares of common stock were repurchased. In addition, the Company recently announced another stock repurchase plan of up to 5% of outstanding shares.

The FDIC imposes capital guidelines on the Bank. The guidelines define core or "tier 1" capital and supplementary or "tier 2" capital and assign weights to broad categories of assets and certain off-balance sheet items. Ratios of tier 1 and tier 1 plus tier 2 capital to assets are then calculated. Banks must maintain a tier 1 capital to risk-weighted assets ratio of 4.00% and a total capital to risk-weighted assets ratio of 8.00%. The consolidated Company and the Bank's tier 1 risk-based capital ratios, as defined by the FDIC, at December 31, 1999 were 13.0% and 12.7%, respectively, which exceeds both risk-based capital requirements.

Massachusetts-chartered savings banks insured by the FDIC are required to maintain minimum leverage capital (tier 1 capital) of 3.0% to 5.0% of total assets, as adjusted, depending on an individual bank's rating. The Bank's leverage capital ratio at December 31, 1999, as defined by the FDIC, was 7.7%, which exceeds the FDIC's requirements.

                              YEAR 2000 DISCLOSURE

The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the "Year 2000 Information and Readiness Disclosure Act."

The Year 2000 ("Y2K") issue existed because many computer systems and applications used two-digit date fields to designate a year. As the century date change occurs, date sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 could have caused systems to process critical financial and operational information incorrectly.

A Year 2000 Task Force Committee ("Task Force") represented by members of senior management was formed in 1997 and was responsible for Y2K compliance. Diligent efforts, with management's participation, were conducted by the Company to address Y2K concerns that could affect its operations. The objective of the Company's Y2K compliance efforts was to enable its internal systems to function normally with dates prior to, during, or after the year 2000. Additionally, compliance should also include out-sourced systems upon which the Company relied for normal bank operations. The Company monitored compliance efforts of these vendors to adequately assess readiness and received written assurances from vendors of critical systems.

To become Y2K compliant, the Company followed the Federal Financial Institutions Examination Council interagency statement of Year 2000 project management issued May 1997. The statement outlines five phases essential to the Y2K remediation process. The Company's Task Force prepared a "Year 2000 Action Plan" to define the tasks and monitor its progress in each of the five phases. The Company completed the five required phases: Awareness Phase, Assessment Phase, Renovation Phase, Validation Phase and Implementation Phase.

Costs of Y2K compliance efforts during 1999 and 1998 totaled $98,900 and $20,440, respectively, and were expensed as incurred. A substantial part of the Y2K compliance effort was accomplished by reallocation of existing personnel and resources. In addition, investments in new software and hardware planned by the Company in 1998 fell within the ordinary course of business of maintaining industry technology standards, and are not considered to be instrumental to the Company within the context of the Y2K project.

The Company also established a Remediation Contingency Plan, Business Resumption Plan and a Liquidity Contingency Plan to address problems that could have arisen in the event of a Y2K problem. In addition, the Company's efforts to become Y2K compliant were monitored by its federal banking regulators. Failure to be Y2K compliant could have subjected the Company to formal supervisory enforcement actions.

After several years of intensive planning and preparation, the Company successfully made the Y2K transition without any disruptions to operating systems and customer service.

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

The following table presents, as of December 31, 1999, interest-rate sensitive assets and liabilities categorized by expected maturity and weighted average rate. Expected maturities are contractual maturities adjusted for amortization and prepayments of principal. For adjustable-rate instruments, contractual maturity is deemed to be the earliest possible interest rate adjustment date.

(Dollars in thousands)            Overnight   0-1 yr.   1-2 yrs.   2-3 yrs.   3-4 yrs.   4-5 yrs.   5+ yrs.       Total
                                  ---------   -------   --------   --------   --------   --------   -------       -----
Rate-sensitive assets:
    Short-term investments        $ 3,867   $     --   $     --   $     --   $     --   $     --   $     --    $    3,867
                                     5.58%
    Mortgage-backed investments        --     30,350     34,946     34,217     33,764     26,123     64,683       224,083
                                                6.05%      6.05%      6.05%      6.05%      6.05%      6.05%
    Other investment securities        --     72,994    110,328     90,871     14,829     19,823      5,377       314,222
                                                6.42%      5.85%      6.13%      6.40%      5.01%      2.81%
    Adjustable-rate mortgages      19,342    121,019     67,253     63,309         --    104,467     22,793       398,183
                                     8.78%      8.01%      7.61%      7.54%                 7.15%      7.06%
    Fixed-rate mortgages               --     20,777     21,896     23,344         --     45,133    101,263       212,413
                                                7.33%      7.29%      7.25%                 7.15%      7.05%
    All other loans                14,480      2,653      1,439        775        368        678         41        20,434
                                     9.14%      9.61%      9.95%     10.05%      9.97%      7.97%     10.53%
-------------------------------------------------------------------------------------------------------------------------

Total rate-sensitive assets        37,689    247,793    235,862    212,516     48,961    196,224    194,157     1,173,202
-------------------------------------------------------------------------------------------------------------------------

Rate-sensitive liabilities:
    NOW accounts                    1,557         --     29,627     29,627         --         --         --        60,811
                                     0.94%                 0.55%      0.55%
    Savings accounts               78,588         --     78,588     78,588     78,589         --         --       314,353
                                     2.97%                 2.97%      2.97%      2.97%
    Money market accounts          17,154         --     17,154     17,154     17,155         --         --        68,617
                                     3.59%                 3.59%      3.59%      3.59%
    Term certificates                  --    251,711    140,306     14,231      3,746      6,248        103       416,345
                                                4.85%      5.21%      5.53%      5.16%      4.85%      5.26%
    Borrowings                         --    135,324     65,000      5,000     10,000         --        400       215,724
                                                5.40%      5.57%      6.36%      6.18%                 5.61%
-------------------------------------------------------------------------------------------------------------------------

Total rate-sensitive liabilities   97,299    387,035    330,675    144,600    109,490      6,248        503     1,075,850
-------------------------------------------------------------------------------------------------------------------------

The prepayment experience reflected is based on the Bank's historical experience. Based on the Bank's experience, partial or full payment prior to contractual maturity can be expected and is reflected. Given the interest rate environment at December 31, 1999, management applies the assumption that on average, 7% of the outstanding loan and mortgage-backed securities balances will prepay annually. When adjustable-rate loans reprice at the rate adjustment date, they are generally indexed to the one-, three-, or five-year Treasury rate with an average spread of 275 basis points, with average period caps of 2.0% and life-time caps of 6.0%. The table does not include loans which have been placed on non-accrual status.

Assets and liabilities that immediately reprice are placed in the overnight column. These financial instruments do not have a contractual maturity date. Although NOW, savings and money market deposit accounts are subject to immediate repricing or withdrawal, based on the Bank's history, management considers these liabilities to have longer lives and less interest rate sensitivity than term certificates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                 Page

Independent Auditors' Report.......................................................................................27

Consolidated Balance Sheets at December 31, 1999 and 1998..........................................................28

Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.............................29

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997....30

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997......................31-32

Notes to Consolidated Financial Statements......................................................................33-58

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Medford Bancorp, Inc.:

We have audited the consolidated balance sheets of Medford Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medford Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ Wolf & Company, P.C.

Boston, Massachusetts
January 20, 2000, except for Note 11 as to which the date is January 25, 2000

                              MEDFORD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                          -------------------------
                                                                            1999            1998
                                                                          -----------   -----------
                                                                                (In thousands)
ASSETS
Cash and due from banks                                                   $    17,043   $    17,439
Interest-bearing deposits                                                       3,867         4,563
                                                                          -----------   -----------
               Cash and cash equivalents                                       20,910        22,002

Investment securities available for sale                                      520,030       475,169
Investment securities held to maturity                                          5,000        29,043
Restricted equity securities                                                   10,828         8,436
Loans                                                                         633,530       587,541
    Less allowance for loan losses                                             (6,779)       (6,876)
                                                                          -----------   -----------
              Loans, net                                                      626,751       580,665
                                                                          -----------   -----------

Banking premises and equipment, net                                            11,566        12,008
Accrued interest receivable                                                     9,162         8,230
Goodwill and deposit-based intangibles                                          3,679         4,807
Other assets                                                                   16,986        10,828
                                                                          -----------   -----------

              Total assets                                                $ 1,224,912   $ 1,151,188
                                                                          ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                  $   911,328   $   871,702
Short-term borrowings                                                          67,071        38,463
Long-term debt                                                                148,653       131,653
Accrued taxes and expenses                                                      3,920         4,078
Other liabilities                                                               3,070         3,025
                                                                          -----------   -----------
               Total liabilities                                            1,134,042     1,048,921
                                                                          -----------   -----------

Commitments and contingencies (Note 9)

Stockholders' equity:
    Serial preferred stock, $.50 par value, 5,000,000 shares authorized;
        none issued                                                                --            --
    Common stock, 15,000,000 shares authorized; $.50 par value,
        9,122,596 shares issued                                                 4,561         4,561
    Additional paid-in capital                                                 24,839        26,389
    Retained earnings                                                          85,153        76,770
    Treasury stock, at cost (739,344 and 412,768 shares, respectively)        (14,278)       (8,511)
    Shares held in rabbi trust, at cost                                           930           857
    Deferred compensation obligation                                             (930)         (857)
    Accumulated other comprehensive income (loss)                              (9,405)        3,058
                                                                          -----------   -----------
              Total stockholders' equity                                       90,870       102,267
                                                                          -----------   -----------

              Total liabilities and stockholders' equity                  $ 1,224,912   $ 1,151,188
                                                                          ===========   ===========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            Years Ended December 31,
                                                        -----------------------------
                                                          1999      1998        1997
                                                        -------    -------    -------
                                                    (In thousands, except per share data)
Interest and dividend income:
    Interest and fees on loans                          $45,042    $45,740    $46,213
    Interest on debt securities                          31,827     30,331     28,210
    Dividends on equity securities                          649        526        704
    Interest on short-term  investments                     331        205        205
                                                        -------    -------    -------
               Total interest and dividend income        77,849     76,802     75,332
                                                        -------    -------    -------

Interest expense:
    Interest on deposits                                 32,751     31,975     31,328
    Interest on short-term borrowings                     2,446      3,210      3,896
    Interest on long-term debt                            7,912      7,428      6,125
                                                        -------    -------    -------
               Total interest expense                    43,109     42,613     41,349
                                                        -------    -------    -------

Net interest income                                      34,740     34,189     33,983
Provision for loan losses                                    --         75        125
                                                        -------    -------    -------
Net interest income, after provision for loan losses     34,740     34,114     33,858
                                                        -------    -------    -------

Other income:
    Customer service fees                                 1,851      1,878      1,973
    Gain on sales of investment securities, net           1,522      1,670        835
    Gain on sale of loans                                    --        370        306
    Miscellaneous                                           829        840        728
                                                        -------    -------    -------
               Total other income                         4,202      4,758      3,842
                                                        -------    -------    -------

Operating expenses:
    Salaries and employee benefits                       10,673     10,788     10,320
    Occupancy and equipment                               2,488      2,296      2,289
    Data processing                                       1,512      1,417      1,416
    Professional fees                                       657        525        672
    Amortization of intangibles                           1,128      1,171      1,206
    Advertising and marketing                               654        545        614
    Other general and administrative                      2,189      2,332      2,537
                                                        -------    -------    -------
               Total operating expenses                  19,301     19,074     19,054
                                                        -------    -------    -------

Income before income taxes                               19,641     19,798     18,646

Provision for income taxes                                6,990      7,546      7,256
                                                        -------    -------    -------
Net income                                              $12,651    $12,252    $11,390
                                                        =======    =======    =======

Weighted averages shares outstanding:
    Basic                                                 8,393      8,904      9,081
                                                        =======    =======    =======
    Diluted                                               8,775      9,377      9,541
                                                        =======    =======    =======

Earnings per share:
    Basic                                               $  1.51    $  1.38    $  1.25
                                                        =======    =======    =======
    Diluted                                             $  1.44    $  1.31    $  1.19
                                                        =======    =======    =======

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1999, 1998 and 1997

                                                                                                           Accumulated
                                              Common Stock    Additional                 Treasury Stock      Other
                                         --------------------   Paid-In   Retained     -----------------  Comprehensive
                                          Shares     Dollars    Capital   Earnings     Shares    Dollars   Income (Loss)  Total
                                          ------     -------    -------   --------     ------    -------   -------------  -----
                                                                            (In thousands)
Balance at December 31, 1996                 4,535  $   2,267  $  28,848   $  61,634       --   $      --   $    (228)  $  92,521
                                                                                                                        ---------

Comprehensive income:
  Net income                                    --         --         --      11,390       --          --          --      11,390
  Change in net unrealized gain (loss) on
      securities available for sale, net
      of reclassification adjustment and
      tax effects                               --         --         --          --       --          --       1,552       1,552
                                                                                                                        ---------
          Total comprehensive income                                                                                      12,942
                                                                                                                        ---------
Cash dividends declared ($.45 per share)        --         --         --      (4,086)      --          --          --      (4,086)
Issuance of common stock under stock
  option plan and related income tax
  benefits                                       7          4        129          --       --          --          --         133
                                         ---------  ---------  ---------   ---------   ------   ---------   ---------   ---------

Balance at December 31, 1997                 4,542      2,271     28,977      68,938       --          --       1,324     101,510
                                                                                                                        ---------

Comprehensive income:
  Net income                                    --         --         --      12,252       --          --          --      12,252
  Change in net unrealized gain (loss) on
      securities available for sale, net
      of reclassification adjustment and
      tax effects                               --         --         --          --       --          --       1,734       1,734
                                                                                                                        ---------
          Total comprehensive income                                                                                       13,986
                                                                                                                        ---------
Cash dividends declared ($.50 per share)        --         --         --      (4,420)      --          --          --      (4,420)
Stock split (2 for 1)                        4,541      2,271     (2,271)         --       --          --          --          --
Repurchase of treasury stock                    --         --         --          --     (454)     (9,378)         --      (9,378)
Issuance of common stock under stock
  option plan and related income tax
  benefits                                      40         19       (317)         --       41         867          --         569
                                           -------  ---------  ---------   ---------   ------   ---------   ---------   ---------

Balance at December 31, 1998                 9,123      4,561     26,389      76,770     (413)     (8,511)      3,058     102,267
                                                                                                                        ---------

Comprehensive income:
  Net income                                    --         --         --      12,651       --          --          --      12,651
  Change in net unrealized gain (loss) on
      securities available for sale, net
      of reclassification adjustment and
      tax effects                               --         --         --          --       --          --     (12,463)    (12,463)
                                                                                                                        ---------
          Total comprehensive income                                                                                          188
                                                                                                                        ---------
Cash dividends declared ($.51 per share)        --         --         --      (4,268)      --          --          --      (4,268)
Repurchase of treasury stock                    --         --         --          --     (425)     (7,689)         --      (7,689)
Issuance of common stock under stock
  option plan                                   --         --     (1,550)         --       99       1,922          --         372
                                           -------  ---------  ---------   ---------   ------   ---------   ---------   ---------

Balance at December 31, 1999                 9,123  $   4,561  $  24,839   $  85,153     (739)  $ (14,278)  $  (9,405)  $  90,870
                                           =======  =========  =========   =========   ======   =========   =========   =========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended December 31,
                                                                               ---------------------------------
                                                                                 1999        1998        1997
                                                                               ---------   ---------   ---------
                                                                                       (In thousands)
Cash flows from operating activities:
    Net income                                                                 $  12,651   $  12,252   $  11,390
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Provision for loan losses                                                   --          75         125
          Depreciation and amortization, net                                       3,191       2,281       2,163
          Net gain on sales of real estate                                            (8)         (6)        (44)
          Gain on sales of investment securities,  net                            (1,522)     (1,670)       (835)
          Gain on sale of loans                                                       --        (370)       (306)
          Deferred tax benefit                                                      (100)       (344)       (610)
          Decrease (increase) in accrued interest receivable and other assets        549      (1,366)       (291)
          Increase in accrued taxes and expenses and other liabilities               398         629         521
                                                                               ---------   ---------   ---------

                          Net cash provided by operating activities               15,159      11,481      12,113
                                                                               ---------   ---------   ---------

Cashflows from investing activities:
    Activity in investment securities available for sale:
        Maturities                                                                45,250      52,180      52,185
        Sales                                                                    105,440     138,046      19,572
        Purchases                                                               (259,337)   (297,537)   (211,653)
        Principal amortization of mortgage-backed securities                      47,360      39,077       8,701
    Maturities of investment securities held to maturity                          21,000      74,803      47,034
    Purchases of restricted equity securities                                     (2,392)     (1,564)       (876)
    Loans originated and purchased, net of amortization and payoffs              (46,460)    (20,796)    (42,032)
    Proceeds from sale of loans                                                       77      11,336      31,900
    Proceeds from sales of foreclosed real estate                                    116          70         662
    Proceeds from sale of banking premises                                           315          --          --
    Purchases of banking premises and equipment, net                              (1,036)     (2,275)       (866)
                                                                               ---------   ---------   ---------

                             Net cash used in investing activities               (89,667)     (6,660)    (95,373)
                                                                               ---------   ---------   ---------

                                   (continued)

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

                                                                              Years Ended December 31,
                                                                        ----------------------------------
                                                                          1999         1998         1997
                                                                        --------     --------     --------
                                                                                 (In thousands)
Cash flows from financing activities:
    Net increase in deposits                                              39,626       49,996       29,565
    Net increase (decrease) in short-term borrowings with maturities
        of three months or less                                          (16,392)     (57,207)      44,853
    Proceeds from short-term borrowings with maturities in
        excess of three months                                            55,000       10,000           --
    Repayment of short-term borrowings with maturities in
        excess of three months                                           (10,000)     (10,000)     (30,000)
    Proceeds from long-term debt                                          67,000       68,536       67,509
    Repayment of long-term debt                                          (50,000)     (46,992)     (25,047)
    Issuance of common stock                                                 372          359           34
    Payments to acquire treasury stock                                    (7,689)      (9,378)          --
    Cash dividends paid                                                   (4,501)      (4,313)      (3,903)
                                                                        --------     --------     --------

                          Net cash provided by financing activities       73,416        1,001       83,011
                                                                        --------     --------     --------

Net change in cash and cash equivalents                                   (1,092)       5,822         (249)

Cash and cash equivalents at beginning of year                            22,002       16,180       16,429
                                                                        --------     --------     --------

Cash and cash equivalents at end of year                                $ 20,910     $ 22,002     $ 16,180
                                                                        ========     ========     ========


Supplementary information:
    Interest paid on deposit accounts                                   $ 32,413     $ 31,835     $ 31,263
    Interest paid on borrowed funds                                       10,115       10,681        9,942
    Income taxes paid, net of refunds                                      7,285        7,626        7,455

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1999, 1998 and 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Medford Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Medford Savings Bank (the "Bank"). The Bank's wholly-owned subsidiary, Medford Securities Corporation, engages in the buying, selling, dealing in, or holding of securities. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash, amounts due from banks and interest-bearing deposits that mature overnight or on demand.

Investment Securities

Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reflected at amortized cost. All other marketable investment securities are classified as "available for sale" and reflected on the consolidated balance sheet at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of related tax effects, in stockholders' equity. Purchase premiums and discounts on debt securities are amortized to earnings by the interest method over the terms of the investments. Declines in the value of investments that are deemed to be other than temporary are reflected in earnings when identified. Gains and losses on disposition of investments are recorded on the trade date and computed by the specific identification method.

Restricted equity securities are carried at cost and include stock of the Federal Home Loan Bank of Boston ( "FHLBB"), The Savings Bank Life Insurance Company of Massachusetts and Northeast Retirement Services.

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

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. An impaired loan is required to be measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. All of the Company's loans, which have been identified as impaired, have been measured by the fair value of existing collateral.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosure.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other general and administrative expenses.

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

Stock Compensation Plans

The Company measures compensation cost for its stock compensation plans using the intrinsic value based method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date and no compensation cost is recognized for them. The Company is required to make pro forma disclosures of net income and earnings per share as if compensation cost had been measured at the grant date based on the fair value of the award and recognized over the service period, which is usually the vesting period. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995. (See Note 12.)

Advertising Costs

Advertising costs are charged to expense as incurred.

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

For the years ended December 31, 1999, 1998 and 1997, options applicable to 62,000 shares, 61,000 shares, and 1,000 shares, respectively, were anti-dilutive and excluded from the diluted earnings per share computations.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on investment securities available for sale, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                                          Years Ended December 31,
                                                                      ----------------------------------
                                                                        1999         1998         1997
                                                                      --------     --------     --------
                                                                               (In thousands)
Unrealized holding gains (losses) on securities available for sale    $(18,877)    $  4,541     $  3,414
Reclassification adjustment for gains realized in income                (1,522)      (1,670)        (835)
                                                                      --------     --------     --------
Net unrealized gains (losses)                                          (20,399)       2,871        2,579

Tax effect                                                               7,936       (1,137)      (1,027)
                                                                      --------     --------     --------

Net-of-tax amount                                                     $(12,463)    $  1,734     $  1,552
                                                                      ========     ========     ========

Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows:
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management does not anticipate that the adoption of this Statement will have a material impact on the Company's consolidated financial statements.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES

The amortized cost and fair value of investment securities, with gross unrealized gains and losses at December 31, 1999 and 1998, follows:

                                                                        Gross        Gross
                                                        Amortized    Unrealized    Unrealized        Fair
                December 31, 1999                         Cost          Gains        Losses         Value
---------------------------------------------------     --------      --------      --------       --------
                                                                        (In thousands)
Securities Available for Sale
-----------------------------
Debt securities:
    Corporate bonds                                     $250,078      $     42      $ (3,353)      $246,767
    Mortgage-backed securities                           224,083            --        (9,627)       214,456
    U.S. Government and federal agency obligations        59,144            --        (2,017)        57,127
                                                        --------      --------      --------       --------
         Total debt securities                           533,305            42       (14,997)       518,350
Marketable equity securities                               2,097             6          (423)         1,680
                                                        --------      --------      --------       --------

             Total securities available for sale        $535,402      $     48      $(15,420)      $520,030
                                                        ========      ========      ========       ========

Securities Held to Maturity
---------------------------
    U.S. Government obligations                         $  5,000      $      6      $     --       $  5,006
                                                        ========      ========      ========       ========


                                                                        Gross        Gross
                                                        Amortized    Unrealized    Unrealized        Fair
                December 31, 1998                         Cost          Gains        Losses         Value
---------------------------------------------------     --------      --------      --------       --------
                                                                        (In thousands)
Securities Available for Sale
-----------------------------
Debt securities:
    Corporate bonds                                     $188,087      $  1,966      $    (33)      $190,020
    Mortgage-backed securities                           215,933         2,392          (129)       218,196
    U.S. Government and federal agency obligations        63,591         1,190           (89)        64,692
                                                        --------      --------      --------       --------
         Total debt securities                           467,611         5,548          (251)       472,908
Marketable equity securities                               2,531            46          (316)         2,261
                                                        --------      --------      --------       --------

             Total securities available for sale        $470,142      $  5,594      $   (567)      $475,169
                                                        ========      ========      ========       ========

Securities Held to Maturity
---------------------------
    U.S. Government and federal agency obligations      $ 29,043      $    286      $     --       $ 29,329
                                                        ========      ========      ========       ========

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES (concluded)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 1999 is as follows:

                                   Available for Sale        Held to Maturity
                                  --------------------    ---------------------
                                  Amortized     Fair      Amortized      Fair
                                   Cost         Value       Cost        Value
                                  --------    --------    --------    --------
                                                (In thousands)

Within 1 year                     $ 64,996    $ 64,987    $  5,000    $  5,006
After 1 year through 5 years       238,848     234,204          --          --
After 5 years through 10 years       5,378       4,703          --          --
                                  --------    --------    --------    --------
                                   309,222     303,894       5,000       5,006
Mortgage-backed securities         224,083     214,456          --          --
                                  --------    --------    --------    --------

                                  $533,305    $518,350    $  5,000    $  5,006
                                  ========    ========    ========    ========

At December 31, 1999, U.S. Government obligations with an amortized cost of $21,865,000 and a fair value of $20,965,000 have been pledged as collateral for securities sold under agreements to repurchase. In addition, U.S. Government obligations with an amortized cost of $22,265,000 and a fair value of $21,022,000 have been pledged as collateral for a line of credit and to secure public funds. Mortgage-backed securities with an amortized cost of $24,767,000 and a fair value of $23,344,000 have been pledged as collateral for a loan and credit agreement. (See Note 6.)

For the years ended December 31, 1999, 1998 and 1997, proceeds from the sales of securities available for sale amounted to $105,440,000, $138,046,000 and $19,572,000, respectively. Gross realized gains amounted to $1,529,000, $1,711,000 and $800,000, respectively. Gross realized losses amounted to $7,000 in 1999 and $52,000 in 1998. For the years ended December 31, 1998 and 1997, proceeds from the sales of securities held to maturity that were sold within three months of maturity amounted to $15,003,000 and $12,034,000, respectively. These sales have been included in the Statement of Cash Flows as maturities. Gross realized gains on these sales amounted to $11,000 and $35,000, respectively.

Mortgage-backed investments consist of collateralized mortgage obligations and participation certificates guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LOANS

A summary of the balances of loans follows:
                                                      December 31,
                                                -----------------------
                                                  1999          1998
                                                ---------     ---------
                                                     (In thousands)
Mortgage loans on real estate:

    Residential 1 - 4 family                    $ 465,420     $ 421,462
    Commercial                                    112,050       109,561
    Construction                                   25,239        28,647
    Second mortgages                                  774         1,111
    Equity lines of credit                         19,394        20,606
                                                ---------     ---------
                                                  622,877       581,387
    Less: Unadvanced loan funds                   (11,735)      (15,574)
                                                ---------     ---------
                                                  611,142       565,813
                                                ---------     ---------

Other loans:
    Commercial                                     18,124        17,358
    Personal                                        2,071         2,076
    Other                                             841         1,069
                                                ---------     ---------
                                                   21,036        20,503
                                                ---------     ---------

Add: Net premium on loans acquired                    198           223
     Net deferred loan origination costs            1,154         1,002
                                                ---------     ---------
              Total loans                         633,530       587,541
Less allowance for loan losses                     (6,779)       (6,876)
                                                ---------     ---------

              Loans, net                        $ 626,751     $ 580,665
                                                =========     =========

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LOANS (concluded)

An analysis of the allowance for loan losses follows:

                                                 Years Ended December 31,
                                              -------------------------------
                                                1999       1998        1997
                                              -------     -------     -------
                                                       (In thousands)

Balance at beginning of year                  $ 6,876     $ 6,733     $ 7,231
Provision for loan losses                          --          75         125
Recoveries                                         67         233         208
Loans charged-off                                (164)       (165)       (831)
                                              -------     -------     -------

Balance at end of year                        $ 6,779     $ 6,876     $ 6,733
                                              =======     =======     =======

The following is a summary of the recorded investment in impaired loans:

                                                               December 31,
                                                           ------------------
                                                            1999        1998
                                                           ------      ------
                                                              (In thousands)

Impaired loans with no valuation allowance                 $2,482      $  302
Impaired loans with a corresponding valuation allowance        --       1,464
                                                           ------      ------

Total impaired loans                                       $2,482      $1,766
                                                           ======      ======

Corresponding valuation allowance                          $   --      $   56
                                                           ======      ======

No additional funds are committed to be advanced in connection with impaired loans.

For the years ended December 31, 1999, 1998 and 1997, the average recorded investment in impaired loans amounted to $2,888,000, $1,749,000 and $3,806,000, respectively. Impaired loans are generally placed on non-accrual status. The Bank recognized interest income on impaired loans, on a cash basis, of $52,000 in 1999, $39,000 in 1998 and $74,000 in 1997 during the periods that they were impaired.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of banking premises and equipment follows:

                                     December 31,
                                 ---------------------
                                   1999         1998
                                 --------     --------
                                    (In thousands)

Banking Premises:
    Land                         $  2,068     $  1,957
    Buildings                      10,235       10,291
Equipment                           6,305        6,283
                                 --------     --------
                                   18,608       18,531
Less accumulated depreciation      (7,042)      (6,523)
                                 --------     --------

                                 $ 11,566     $ 12,008
                                 ========     ========

Depreciation expense for the years ended December 31, 1999, 1998 and 1997 amounted to $1,174,000, $1,005,000 and $1,024,000, respectively.

5. DEPOSITS

A summary of deposit balances, by type, is as follows:

                                                December 31,
                                            --------------------
                                              1999        1998
                                            --------    --------
                                               (In thousands)

Demand                                      $ 51,202    $ 51,936
NOW                                           60,811      64,888
Regular savings                              314,353     279,191
Money market deposits                         68,617      71,856
                                            --------    --------
          Total non-certificate accounts     494,983     467,871
                                            --------    --------

Term certificates ($100,000 or more)          89,198      71,403
Other term certificates                      327,147     332,428
                                            --------    --------
          Total term certificates            416,345     403,831
                                            --------    --------

          Total deposits                    $911,328    $871,702
                                            ========    ========

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. DEPOSITS (concluded)

A summary of term certificate accounts, by maturity, is as follows:


                               December 31, 1999      December 31, 1998
                              --------------------   --------------------
                                         Weighted               Weighted
                                         Average                Average
                               Amount      Rate       Amount      Rate
                              --------  ---------   ---------  ---------
                                        (Dollars in thousands)

Within 1 year                $ 251,711     4.85%    $ 313,434      5.23%
Over 1 year to 3 years         154,537     5.24        79,183      5.31
Over 3 years to 5 years          9,994     4.97        11,152      5.71
Over 5 years                       103     5.26            62      4.55
                             ---------              ---------

                             $ 416,345     5.00%    $ 403,831      5.26%
                             =========              =========

6. SHORT-TERM BORROWINGS

Short-term borrowings consist of the following:

                                                  December 31, 1999     December 31, 1998
                                                  -------------------   -------------------
                                                            Weighted              Weighted
                                                            Average               Average
                                                  Amount      Rate      Amount      Rate
                                                  -------   --------   --------   ---------
                                                           (Dollars in thousands)

Securities sold under agreements to repurchase  $ 21,227     5.11%      $ 38,349    4.01%
Federal Reserve Bank of Boston advances              844     4.55            114    4.55
Federal Home Loan Bank of Boston advances         45,000     5.48             --      --
                                                  -------               --------

                                                $ 67,071     5.35%      $ 38,463    4.01%
                                                  ======                ========

Securities sold under agreements to repurchase are borrowings that mature within one month and are secured by U.S. Government obligations. (See Note 2.) The amount of securities collateralizing the agreements to repurchase remains in investment securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.

The Company had a $1,925,000 line of credit (treasury, tax and loan) with the Federal Reserve Bank of Boston ("FRB") at December 31, 1999 and 1998, of which $844,000 and $114,000, respectively, was advanced. The interest rate adjusts weekly and certain U.S. Government obligations have been pledged as collateral for the line of credit. At December 31, 1999, the Company also had a loan and credit agreement with the FRB at an interest rate which adjusts daily. Borrowings under the agreement are limited to 95% of the fair value of pledged collateral. Certain mortgage-backed securities have been pledged as collateral for the loan and credit agreement. (See Note 2.)

The FHLBB advances mature within five months. The Company also has an available line of credit with the FHLBB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. All borrowings from the FHLBB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the market value of U.S. Government and federal agency securities.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT

Long-term debt consists of FHLBB advances secured by a blanket lien on qualified collateral (see Note 6), as follows:

                          December 31, 1999      December 31, 1998
                          -------------------   -------------------
                                     Weighted               Weighted
                                     Average                Average
   Maturity                Amount     Rate       Amount       Rate
---------------           --------   --------   --------    -------
                                    (Dollars in thousands)

     1999                 $    --        --%    $ 50,000      6.02%
     2000                  58,253      5.58       48,253      5.61
     2001                  65,000      5.57       28,000      5.45
     2002                   5,000      6.36           --        --
     2003                  10,000      6.18        5,000      5.87
     2004                  10,000      5.29           --        --
     2005                     400      5.61          400      5.61
                         --------               --------

                         $148,653      5.62%    $131,653      5.74%
                         ========               ========

The advance maturing in 2005 is callable on a quarterly basis by the FHLBB. The advance maturing in 2004 is callable on a quarterly basis beginning in 2000.

8. INCOME TAXES

Allocation of the provision for federal and state income taxes between current and deferred portions is as follows:

                            Years Ended December 31,
                          -------------------------------
                           1999        1998        1997
                          -------     -------     -------
                                  (In thousands)

Current tax provision:
    Federal               $ 6,702     $ 7,051     $ 6,672
    State                     388         839       1,194
                          -------     -------     -------
                            7,090       7,890       7,866
                          -------     -------     -------
Deferred tax benefit:
    Federal                   (99)       (296)       (525)
    State                      (1)        (48)        (85)
                          -------     -------     -------
                             (100)       (344)       (610)
                          -------     -------     -------

                          $ 6,990     $ 7,546     $ 7,256
                          =======     =======     =======

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES (continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                 Years Ended December 31,
                                               ----------------------------
                                                1999       1998       1997
                                               -----      -----      -----

Statutory rate                                  35.0%      35.0%      35.0%
Increase (decrease) resulting from:
    State taxes, net of federal tax benefit      1.3        2.6        3.9
    Other, net                                   (.7)        .5         --
                                               -----      -----      -----

Effective tax rates                             35.6%      38.1%      38.9%
                                               =====      =====      =====

The components of the net deferred tax asset, included in other assets, are as follows:

                                                         December 31,
                                                   -----------------------
                                                     1999           1998
                                                   --------       --------
                                                       (In thousands)

Deferred tax assets:
    Federal                                        $  9,397       $  4,413
    State                                             2,450          1,530
                                                   --------       --------
                                                     11,847          5,943
                                                   --------       --------
Deferred tax liabilities:
    Federal                                          (1,203)        (2,902)
    State                                              (389)          (822)
                                                   --------       --------
                                                     (1,592)        (3,724)
                                                   --------       --------

Net deferred tax asset                             $ 10,255       $  2,219
                                                   ========       ========

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES (concluded)

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

                                                                      December 31,
                                                                 -----------------------
                                                                  1999            1998
                                                                 --------       --------
                                                                     (In thousands)
Cash basis of accounting                                         $    384       $    205
Investments:
    Net unrealized (gain) loss on securities available for sale     5,967         (1,969)
    Other                                                            (288)          (290)
Depreciation                                                       (1,100)        (1,055)
Allowance for loan losses                                           2,649          2,613
Employee benefit plans                                              1,356          1,693
Other                                                               1,287          1,022
                                                                 --------       --------

Net deferred tax asset                                           $ 10,255       $  2,219
                                                                 ========       ========

A summary of the change in the net deferred tax asset is as follows:

                                                              Years Ended December 31,
                                                          ------------------------------
                                                           1999       1998         1997
                                                          -------    -------     -------
                                                                 (In thousands)
Balance at beginning of year                              $ 2,219    $ 3,012     $ 3,429
Deferred tax effect of the change in net unrealized
    gains and losses on securities available for sale       7,936     (1,137)     (1,027)
Deferred tax benefit for the year                             100        344         610
                                                          -------    -------     -------

Balance at end of year                                    $10,255    $ 2,219     $ 3,012
                                                          =======    =======     =======

The federal income tax reserve for loan losses at the Company's base year is $8,265,000. If any portion of the reserve is used for purposes other than to absorb the losses for which it was established, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve only to absorb loan losses, a deferred income tax liability of $3,389,000 has not been provided.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the consolidated financial statements.

Employment and Special Termination Agreements

The Company has entered into an employment agreement with the President and Chief Executive Officer that provides for a specified minimum annual compensation and the continuation of benefits currently received. However, such employment may be terminated for cause, as defined, without incurring any continuing obligations. The Company and/or the Bank have also entered into special termination agreements with the President and Chief Executive Officer and certain senior executives. The agreements generally provide for certain lump-sum severance payments within a three-year period following a "change in control," as defined in the agreements.

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

The following financial instruments were outstanding whose contract amounts represent credit risk:

                                                          Contract Amount
                                                          at December 31,
                                                       ---------------------
                                                         1999         1998
                                                       --------     --------
                                                          (In thousands)

Commitments to grant loans                             $ 15,314     $ 13,096
Unadvanced funds on equity lines of credit               25,182       24,246
Unadvanced funds on commercial lines of credit           10,734        7,386

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

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. COMMITMENTS AND CONTINGENCIES (concluded)

Operating Lease Commitments

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 1999, pertaining to banking premises and equipment, future minimum rent commitments aggregate $718,000 through the year 2008. In addition, the leases contain options to extend for periods up to fifteen years. Total rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to $332,000, $285,000 and $290,000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Company and the Bank met all capital adequacy requirements to which they are subject.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. STOCKHOLDERS' EQUITY (continued)

Minimum Regulatory Capital Requirements (continued)

As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. As a well capitalized entity, the Bank is entitled to engage in specified activities on a more expedited basis than entities that are not well capitalized. There are no conditions or events that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 1999 and 1998, are also presented in the tables.

                                                                                        Minimum
                                                                    Minimum        To Be Categorized
                                                                    Capital             as Well
                                                  Actual          Requirement         Capitalized
                                            -------------------------------------  ------------------
                                             Amount    Ratio    Amount     Ratio    Amount     Ratio
                                            --------   ------   --------   ------  ---------   ------
                                                               (Dollars in thousands)
December 31, 1999:
Total Capital to Risk-Weighted Assets:
    Consolidated                            $103,131    13.9%   $ 59,429      8.0%   $    --      --%
    Bank                                     100,346    13.6      59,429      8.0     74,286    10.0

Tier 1 Capital to Risk-Weighted Assets:
    Consolidated                              96,352    13.0      29,714      4.0         --      --
    Bank                                      93,567    12.7      29,714      4.0     44,572     6.0

Tier 1 Capital to Average Assets:
    Consolidated                              96,352     8.0      36,461      3.0         --      --
    Bank                                      93,567     7.7      36,461      3.0     60,768     5.0

December 31, 1998:
Total Capital to Risk-Weighted Assets:
    Consolidated                            $101,007    15.2%   $ 53,039      8.0%   $    --      --%
    Bank                                      97,658    14.7      53,039      8.0     66,299    10.0

Tier 1 Capital to Risk-Weighted Assets:
    Consolidated                              94,131    14.2      26,519      4.0         --      --
    Bank                                      90,782    13.7      26,519      4.0     39,779     6.0

Tier 1 Capital to Average Assets:
    Consolidated                              94,131     8.3      34,179      3.0         --      --
    Bank                                      90,782     8.0      34,179      3.0     56,965     5.0

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. STOCKHOLDERS' EQUITY (concluded)

Restrictions on Dividends, Loans and Advances

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. Under Massachusetts law, stock savings banks such as the Bank, like national banks, may pay dividends no more often than quarterly, and only out of net profits and to the extent that such payments will not impair the Bank's capital stock and surplus, as defined. Moreover, prior Commissioner approval is required if the total dividends for a calendar year would exceed net profits for that year combined with retained net profits for the previous two years. These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to its stockholders. Loans or advances are limited to 10% of the Bank's capital stock and surplus, as defined, (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) on a secured basis.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

At December 31, 1999, $59,429,000 of the Company's equity in the Bank was restricted and funds available for loans or advances amounted to $10,035,000.

Shareholder Rights Plan

The Company has a Shareholder Rights Plan under which one preferred stock purchase right was distributed for each outstanding share of common stock. Such rights only become exercisable, or transferable apart from the common stock, ten business days after a person or group acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company's common stock, or the declaration by the Board of Directors that any person is an Adverse Person. Each right may then be exercised to acquire one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock at an exercise price specified in the Company's Amended and Restated Shareholder Rights Agreement (the "Rights Agreement") subject to adjustment. If the Company is acquired in a merger or other business combination transaction, or 50% of the Company's assets or earning power is sold, the rights entitle holders to acquire common stock of the Acquiring Person (as defined in the Rights Agreement) having a value twice the exercise price of the rights. The rights may be redeemed in whole by the Company at $.01 per right at any time until the earliest of (i) the declaration of a person as an Adverse Person (as defined in the Rights Agreement), (ii) the tenth day following public announcement that a 15% position has been acquired, or (iii) the expiration date of the Rights Agreement. The rights will expire on September 22, 2003.

Director Deferred Compensation Plan

The Company has deferred compensation arrangements with certain members of the Board of Directors, whereby directors' fees earned are paid to a "Rabbi Trust" and used to purchase shares of the Company's common stock in the open market. The plan does not permit diversification of assets held, and the plan's obligation to each director must be settled by the delivery of the fixed number of shares of the Company's common stock purchased on the director's behalf. The Company has adopted Emerging Issues Task Force 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." Accordingly, the cost of the Company's common stock held by the rabbi trust, and the related deferred compensation obligation offset, are reflected in stockholders' equity.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                      Years Ended October 31,
                                                      -----------------------
                                                        1999          1998
                                                       -------      -------
                                                          (In thousands)
Change in benefit obligation:
    Benefit obligation at beginning of year            $ 5,472      $ 4,965
    Service cost                                           642          591
    Interest cost                                          369          360
    Actuarial gain                                      (1,010)        (151)
    Benefits paid                                         (367)        (293)
                                                       -------      -------
    Benefit obligation at end of year                    5,106        5,472
                                                       -------      -------

Change in plan assets:
    Fair value of plan assets at beginning of year       5,464        4,830
    Actual return on plan assets                         1,076          395
    Employer contribution                                  706          532
    Benefits paid                                         (367)        (293)
                                                       -------      -------
    Fair value of plan assets at end of year             6,879        5,464
                                                       -------      -------

Funded status                                            1,773           (8)
Unrecognized net actuarial gain                         (3,242)      (1,668)
Transition asset                                          (227)        (247)
                                                       -------      -------

Accrued pension cost                                   $(1,696)     $(1,923)
                                                       =======      =======

Net periodic pension expense for the plan years ended October 31, 1999, 1998 and 1997 consisted of the following:

                                                   1999      1998     1997
                                                  -------   ------   -------
                                                       (In thousands)

Service cost                                       $ 642    $ 591     $ 511
Interest cost                                        369      360       313
Expected return on plan assets                      (437)    (386)     (603)
Net amortization and deferral                        (20)     (19)      (19)
Net (gain) loss                                      (75)     (69)      224
                                                  -------   ------   -------

Net periodic pension expense                       $ 479    $ 477     $ 426
                                                  =======   ======   =======

Total pension expense for the years ended December 31, 1999, 1998 and 1997 amounted to $418,000, $486,000 and $426,000, respectively.

For the plan years ended October 31, 1999, 1998 and 1997, actuarial assumptions include an assumed discount rate on benefit obligations of 6.75%, 7.50% and 7.25%, respectively, and an expected long-term rate of return on plan assets of 8.00% for all years. An annual salary increase of 4.50%, 5.00% and 5.00% was used for the years ended October 31, 1999, 1998 and 1997, respectively.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. EMPLOYEE BENEFIT PLANS (concluded)

Pension Plan (concluded)

On January 25, 2000, the Board of Directors of the Bank voted to cease defined benefit pension plan accruals effective February 29, 2000 in conjunction with its termination of the plan to be effective March 31, 2000. As a result, the Company expects to recognize settlement and curtailment gains, net of income taxes, of approximately $1,861,000 during the year 2000. Termination of the plan is subject to approval by the Internal Revenue Service.

401(k) Plan

The Bank maintains a 401(k) plan that provides for voluntary contributions by participating employees ranging from 1 percent to 15 percent of their compensation, subject to certain limits based on federal tax laws. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve-month period beginning with such employee's date of employment, or any anniversary thereof, becomes eligible to participate in the plan. The Bank may choose to match a portion of the employees' contributions. During the years ended December 31, 1999, 1998 and 1997, the Bank made matching contributions equal to twenty-five percent (25%) of the first six percent (6%) of annual compensation contributed to the plan. For the years ended December 31, 1999, 1998 and 1997, expense attributable to the Plan amounted to $76,000, $83,000 and $77,000, respectively.

In conjunction with the aforementioned termination of the defined benefit pension plan, the Bank amended its 401(k) plan for year 2000. Employees will be eligible to participate in the plan upon hire and will receive matching contributions after three months of service. The Bank's matching contribution will be increased to seventy-five percent (75%) of the first six percent (6%) of annual compensation contributed to the plan.

Incentive Plan

Short-term incentives can be earned through a discretionary bonus plan, administered by the Compensation and Options Committee of the Board of Directors. Senior executive officers as well as other officers are eligible to receive a bonus payable prior to the end of the first quarter of the following year if the Company or the Bank meets or exceed certain base standards and individual performance warrants consideration. Incentive compensation expense amounted to $136,000, $195,000 and $166,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Executive Supplemental Benefit Agreement

The Company has entered into supplemental executive retirement agreements with its President that are designed to provide benefits lost under defined benefit plans and to increase overall retirement benefits. The present value of future benefits is being accrued over the term of employment. Supplemental compensation expense for the years ended December 31, 1999, 1998 and 1997 amounted to $240,000, $239,000 and $99,000, respectively.

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

The Company measures compensation cost for its stock option plans using the intrinsic value based method of accounting. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                     Years Ended December 31,
                                ----------------------------------
                                  1999         1998         1997
                                --------     --------     --------
                              (In thousands, except per share data)

Net income:
    As reported                 $ 12,651     $ 12,252     $ 11,390
    Pro forma                     12,459       12,023       11,044
Basic earnings per share:
    As reported                 $   1.51     $   1.38     $   1.25
    Pro forma                       1.48         1.35         1.22
Diluted earnings per share:
    As reported                 $   1.44     $   1.31     $   1.19
    Pro forma                       1.42         1.28         1.16

In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           Years Ended December 31,
                                         ----------------------------
                                           1999       1998      1997
                                          -------   --------  --------

Dividend yield                              3.1%      3.5%      3.7%
Expected life                             10 years  10 years  10 years
Expected volatility                          50%       52%       59%
Risk-free interest rate                     6.4%      5.3%      5.7%

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK OPTION PLANS (concluded)

Stock option activity under the plans is as follows:

                                                                 Years Ended December 31,
                                             -----------------------------------------------------------------
                                                    1999                  1998                  1997
                                             --------------------  --------------------   --------------------
                                                        Weighted               Weighted              Weighted
                                                        Average                Average               Average
                                                        Exercise               Exercise              Exercise
                                              Amount     Price      Amount      Price      Amount     Price
                                             ---------  --------   --------    --------   --------  ---------
Shares under option:
  Outstanding at beginning of year            725,852     $ 7.37    761,352     $ 6.41    708,352     $ 5.21
  Granted                                      54,000      16.36     49,500      18.40     66,000      18.38
  Cancelled                                    (6,000)     20.25     (4,000)     19.75          -          -
  Exercised                                   (99,220)      3.75    (81,000)      4.43    (13,000)      2.60
                                             --------              --------               -------
  Outstanding at end of year                  674,632       8.50    725,852       7.37    761,352       6.41
                                             ========              ========               =======
  Exercisable at end of year                  589,732       7.27    646,952       6.04    688,152       4.89
                                             ========              ========               =======
  Weighted average fair value of
    options granted during the year            $ 8.07                $ 7.98                $ 8.74
                                             ========              ========               =======

Information pertaining to options outstanding at December 31, 1999 is as follows:

                                            Options Outstanding                  Options Exercisable
                                  ---------------------------------------     -------------------------
                                                  Weighted
                                                  Average        Weighted                      Weighted
                                                  Remaining      Average                       Average
               Range of              Number      Contractual     Exercise       Number         Exercise
           Exercise Prices        Outstanding       Life          Price       Exercisable       Price
           ---------------        -----------    -----------     --------     -----------     ---------
           $2.59 -  $3.06           182,580       1.0 years       $ 2.63        182,580        $ 2.63
           $3.81 -  $5.44           143,772       2.8               4.77        143,772          4.77
           $6.12 -  $7.22            26,000       4.1               6.95         26,000          6.95
           $8.63 -  $9.72           139,780       4.6               9.49        139,780          9.49
          $10.38 - $10.88            18,000       6.1              10.54         18,000         10.54
          $12.44 - $12.88            17,000       7.2              12.57         17,000         12.57
          $16.00 - $16.81            85,500       9.6              16.52         15,600         16.81
          $19.75 - $21.63            62,000       8.1              20.11         47,000         20.23
                                  ----------                                  ----------

 Outstanding at end of year         674,632       4.3 years       $ 8.50        589,732        $ 7.27
                                  ==========                                  ==========

13. EMPLOYEES' STOCK OWNERSHIP PLAN

The Company has an Employees' Stock Ownership Plan ("ESOP") for the benefit of each employee that has reached the age of 21 and has completed at least 500 hours of service with the Company in the previous twelve-month period. The Company may contribute to the ESOP cash or shares of common stock as voted by the Board of Directors, not to exceed the maximum amount deductible for federal income tax purposes. At December 31, 1999, the ESOP held 402,673 shares, all of which have been allocated to participants and included in outstanding shares for earnings per share calculations. Dividends on all shares held by the ESOP are allocated to participants on a pro rata basis. There were no contributions to the ESOP for the years ended December 31, 1999, 1998 or 1997.

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

Restricted equity securities: The carrying value of FHLBB stock approximates fair value based on stock redemption provisions. The carrying value of SBLI and Northeast Retirement stock is deemed to approximate fair value.

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

Off-balance sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing, and are not material.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

                                                                 December 31,
                                                -----------------------------------------------
                                                        1999                     1998
                                                ---------------------     ---------------------
                                                Carrying       Fair       Carrying       Fair
                                                 Amount       Value        Amount       Value
                                                --------     --------     --------     --------
                                                                (In thousands)
Financial assets:
   Cash and cash equivalents                    $ 20,910     $ 20,910     $ 22,002     $ 22,002
   Investment securities available for sale      520,030      520,030      475,169      475,169
   Investment securities held to maturity          5,000        5,006       29,043       29,329
   Restricted equity securities                   10,828       10,828        8,436        8,436
   Loans, net                                    626,751      621,849      580,665      585,457
   Accrued interest receivable                     9,162        9,162        8,230        8,230

Financial liabilities:
   Deposits                                      911,328      911,051      871,702      873,949
   Short-term borrowings                          67,071       67,071       38,463       38,463
   Long-term debt                                148,653      147,525      131,653      131,770
   Accrued interest payable                        1,673        1,673        1,092        1,092

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Medford Bancorp, Inc. is as follows:

                                 BALANCE SHEETS

                                                              December 31,
                                                         ---------------------
                                                           1999         1998
                                                         --------     --------
                                                            (In thousands)
Assets
------

Short-term investments with Medford Savings Bank         $    468     $  3,221
Investment in common stock of Medford Savings Bank         88,085       98,918
Restricted equity securities                                   31           --
Due from Medford Savings Bank                               3,500        1,775
Other assets                                                  309          104
                                                         --------     --------

           Total assets                                  $ 92,393     $104,018
                                                         ========     ========

Liabilities and Stockholders' Equity
------------------------------------

Accrued expenses                                         $      2     $      9
Other liabilities                                           1,521        1,742
                                                         --------     --------
          Total liabilities                                 1,523        1,751

Stockholders' equity                                       90,870      102,267
                                                         --------     --------

          Total liabilities and stockholders' equity     $ 92,393     $104,018
                                                         ========     ========

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

                              STATEMENTS OF INCOME

                                                                       Years Ended December 31,
                                                                 ------------------------------------
                                                                  1999           1998          1997
                                                                 --------      --------      --------
                                                                           (In thousands)
Interest on short-term investments with Medford Savings Bank     $     40      $    142      $     30
Dividends from Medford Savings Bank                                11,200         9,600         7,000
                                                                 --------      --------      --------
                                                                   11,240         9,742         7,030
Operating expenses                                                    199           147             6
                                                                 --------      --------      --------
Income before income taxes and equity in
  undistributed net income of Medford Savings Bank                 11,041         9,595         7,024
Applicable income tax provision (benefit)                             (55)           (3)           10
                                                                 --------      --------      --------
                                                                   11,096         9,598         7,014
Equity in undistributed net income of Medford Savings Bank          1,555         2,654         4,376
                                                                 --------      --------      --------

    Net income                                                   $ 12,651      $ 12,252      $ 11,390
                                                                 ========      ========      ========

                            STATEMENTS OF CASH FLOWS

                                                                       Years Ended December 31,
                                                                 ------------------------------------
                                                                  1999           1998          1997
                                                                 --------      --------      --------
                                                                           (In thousands)
Cash flows from operating activities:
  Net income                                                     $ 12,651      $ 12,252      $ 11,390
  Adjustments to reconcile net income to net
    cash provided by operating activities:
        Equity in undistributed net income of
            Medford Savings Bank                                   (1,555)       (2,654)       (4,376)
        Increase in due from Medford Savings Bank                  (1,725)         (125)           --
        Other, net                                                   (275)           52            14
                                                                 --------      --------      --------
          Net cash provided by operating activities                 9,096         9,525         7,028
                                                                 --------      --------      --------

Cash flows from investing activities:
  Purchase of restricted equity securities                            (31)           --            --
                                                                 --------      --------      --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                              372           359            --
  Payments to acquire treasury stock                               (7,689)       (9,378)           --
  Cash dividends paid                                              (4,501)       (4,313)           --
                                                                 --------      --------      --------
        Net cash used by financing activities                     (11,818)      (13,332)           --
                                                                 --------      --------      --------

Net change in cash and cash equivalents                            (2,753)       (3,807)        7,028

Cash and cash equivalents at beginning of year                      3,221         7,028            --
                                                                 --------      --------      --------

Cash and cash equivalents at end of year                         $    468      $  3,221      $  7,028
                                                                 ========      ========      ========

                              MEDFORD BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

16. QUARTERLY DATA (UNAUDITED)

A summary of consolidated operating results on a quarterly basis is as follows:

                                            Year Ended December 31, 1999
                                 --------------------------------------------------
                                  Fourth        Third         Second        First
                                  Quarter       Quarter       Quarter      Quarter
                                 --------      --------      --------      --------
                                      (In thousands, except per share data)
Interest and dividend income     $ 19,982      $ 19,665      $ 19,250      $ 18,952
Interest expense                  (11,141)      (10,881)      (10,758)      (10,329)
                                 --------      --------      --------      --------

Net interest income                 8,841         8,784         8,492         8,623
Other income                          675           647           990         1,890
Operating expenses                 (5,109)       (4,777)       (4,752)       (4,663)
                                 --------      --------      --------      --------

Income before income taxes          4,407         4,654         4,730         5,850

Provision for income taxes         (1,484)       (1,626)       (1,728)       (2,152)
                                 --------      --------      --------      --------

Net income                       $  2,923      $  3,028      $  3,002      $  3,698
                                 ========      ========      ========      ========

Earnings per share:
  Basic                          $   0.35      $   0.36      $   0.36      $   0.44
                                 ========      ========      ========      ========
  Diluted                        $   0.33      $   0.35      $   0.34      $   0.41
                                 ========      ========      ========      ========

                                                                   Year Ended December 31, 1998
                                                         -----------------------------------------------
                                                          Fourth       Third        Second       First
                                                          Quarter     Quarter      Quarter      Quarter
                                                         --------     --------     --------     --------
                                                              (In thousands, except per share data)
Interest and dividend income                             $ 19,042     $ 19,198     $ 19,172     $ 19,390
Interest expense                                          (10,624)     (10,876)     (10,528)     (10,585)
                                                         --------     --------     --------     --------

Net interest income                                         8,418        8,322        8,644        8,805
Provision for loan losses                                      --           --           --          (75)
                                                         --------     --------     --------     --------

Net interest income, after provision for  loan losses       8,418        8,322        8,644        8,730
Other income                                                1,287          918        1,227        1,326
Operating expenses                                         (5,000)      (4,783)      (4,606)      (4,685)
                                                         --------     --------     --------     --------

Income before income taxes                                  4,705        4,457        5,265        5,371

Provision for income taxes                                 (1,771)      (1,625)      (2,027)      (2,123)
                                                         --------     --------     --------     --------

Net income                                               $  2,934     $  2,832     $  3,238     $  3,248
                                                         ========     ========     ========     ========

Earnings per share:
  Basic                                                  $   0.34     $   0.32     $   0.36     $   0.36
                                                         ========     ========     ========     ========
  Diluted                                                $   0.32     $   0.31     $   0.34     $   0.34
                                                         ========     ========     ========     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

With the exception of certain information regarding the executive officers of the Company and the Bank, the response to this item is incorporated by reference from the discussion under the captions "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2000 (the "Proxy Statement"), to be filed with the SEC pursuant to Regulation 14A of the Exchange Act Rules.

Information regarding the executive officers of the Company and the Bank is contained in Item I of Part I to this Report under the caption "Executive Officers of the Company and Bank."

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

      (3)   Exhibits:

                                  EXHIBIT INDEX

Exhibit     Description
-------     -----------

2.1 Plan of Reorganization and Acquisition dated as of July 29, 1997 between the Company and the Bank (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on November 26, 1997, and incorporated herein by reference)

3.1         Amended Articles of Organization of the Company (filed as Exhibit
            3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 15, 1998, and incorporated herein by reference)

3.2 Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K filed with the SEC on March 23, 1998, and incorporated herein by reference)

4.1 Specimen certificate for shares of Common Stock of the Company (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on November 26, 1997, and incorporated herein by reference)

4.2 Articles IV, VI(A), VI(C), VI(I)-(J) of the Amended Articles of Organization of the Company (see Exhibit 3.1)

4.3 Articles II and V of the Amended and Restated By-laws of the Company (see Exhibit 3.2)

4.4 Amended and Restated Shareholder Rights Agreement, dated November 26, 1997, between Medford Bancorp, Inc. and State Street Bank and Trust Company, as Rights Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 26, 1997, and incorporated herein by reference)

10.1 Amended and Restated Employment Agreement with Arthur H. Meehan (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 23, 1998, and incorporated herein by reference)

10.2        Amended and Restated Special Termination Agreement with Arthur H.
            Meehan (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K filed with the SEC on March 23, 1998, and incorporated herein by reference)

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

13 Medford Bancorp, Inc. 1999 Annual Report, which, except for those portions expressly incorporated herein by reference, is furnished only for the information of the SEC and is not deemed to be filed.

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

                            MEDFORD BANCORP, INC.


                            By: /s/ Arthur H. Meehan
                               ---------------------
                                    Arthur H. Meehan
                                    Chairman, President, Chief Executive Officer
                                    and Director

                            Date:  March 1, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Arthur H. Meehan                Chairman, President, Chief Executive Officer
----------------------------        and Director                                   March 1, 2000
Arthur H. Meehan

/s/ Phillip W. Wong                 Executive Vice President,
----------------------------        Chief Financial Officer and Treasurer          March 1, 2000
Phillip W. Wong

/s/ Edward D. Brickley              Director                                       March 1, 2000
---------------------------
Edward D. Brickley

/s/ David L. Burke                  Director                                       March 1, 2000
----------------------------
David L. Burke

/s/ Deborah A. Burke-Santoro        Director                                       March 1, 2000
----------------------------
Deborah A. Burke-Santoro


----------------------------        Director                                       March 1, 2000
Paul J. Crowley

/s/ Mary L. Doherty                 Director                                       March 1, 2000
--------------------------
Mary L. Doherty

/s/ Edward J. Gaffey                Director                                       March 1, 2000
--------------------------
Edward J. Gaffey

/s/ Andrew D. Guthrie, Jr.          Director                                       March 1, 2000
----------------------------
Andrew D. Guthrie, Jr.


---------------------------         Director                                       March 1, 2000
Robert A. Havern, III

/s/ Eugene R. Murray                Clerk and Director                             March 1, 2000
----------------------------
Eugene R. Murray

/s/ Francis D. Pizzella             Director                                       March 1, 2000
----------------------------
Francis D. Pizzella