Form 10-Q
period 2000-03-31
MEDFORD BANCORP INC
filed 2000-05-15
CIK 1049895

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q

      (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

For the quarterly period ended  March 31, 2000

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

The number of shares outstanding of Medford Bancorp, Inc.'s common stock, $0.50 par value per share, as of March 31, 2000 was 8,189,400.

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS                                             PAGE


           Consolidated Balance Sheets........................................ 1

           Consolidated Statements of Income................................ 2-3

           Consolidated Statements of Changes in Stockholders' Equity......... 4

           Consolidated Statements of Cash Flows............................ 5-6

           Notes to Consolidated Financial Statements......................... 7

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................. 8-22

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK ..................................................... 22

PART II    OTHER INFORMATION

ITEM 1  -  Legal Proceedings................................................. 23

ITEM 2  -  Changes in Securities and Use of Proceeds......................... 23

ITEM 3  -  Defaults Upon Senior Securities................................... 23

ITEM 4  -  Submission of Matters to a Vote of Security Holders............... 23

ITEM 5  -  Other Information................................................. 23

ITEM 6  -  Exhibits and Reports on Form 8-K.................................. 23

           SIGNATURES........................................................ 24

           Exhibit Index..................................................... 25

PART I     FINANCIAL INFORMATION
ITEM 1  -  Financial Statements

                             MEDFORD BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                           March 31,    December 31,
                                                                             2000           1999
                                                                           ---------    ------------
                                                                               (In thousands)
ASSETS
  Cash and due from banks                                                $    14,892    $    17,043
  Interest-bearing deposits                                                    8,924          3,867
                                                                         -----------    -----------

    Cash and cash equivalents                                                 23,816         20,910
                                                                         -----------    -----------

  Investment securities available for sale                                   527,008        520,030
  Investment securities held to maturity                                          --          5,000
  Restricted equity securities                                                11,351         10,828

  Loans                                                                      650,096        633,530
    Less allowance for loan losses                                            (6,827)        (6,779)
                                                                         -----------    -----------
      Loans, net                                                             643,269        626,751
                                                                         -----------    -----------

  Banking premises and equipment, net                                         11,289         11,566
  Accrued interest receivable                                                 10,072          9,162
  Goodwill and deposit-based intangibles                                       3,402          3,679
  Other assets                                                                18,354         16,986
                                                                         -----------    -----------

TOTAL ASSETS                                                             $ 1,248,561    $ 1,224,912
                                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                               $   943,235    $   911,328
  Short-term borrowings                                                       30,553         67,071
  Long-term debt                                                             174,117        148,653
  Accrued taxes and expenses                                                   4,680          3,920
  Other liabilities                                                            7,614          3,070
                                                                         -----------    -----------

    Total liabilities                                                      1,160,199      1,134,042
                                                                         -----------    -----------

Stockholders' equity:
  Serial preferred stock, $.50 par value, 5,000,000 shares authorized;
    none issued;                                                                  --             --
  Common stock, 15,000,000 shares authorized;
    $.50 par value, 9,122,596 shares issued                                    4,561          4,561
  Additional paid-in capital                                                  24,277         24,839

  Retained earnings                                                           87,874         85,153
  Accumulated other comprehensive income (loss)                              (11,205)        (9,405)
  Treasury stock, at cost (933,196 and 739,344 shares, respectively)         (17,145)       (14,278)
                                                                         -----------    -----------
    Total stockholders' equity                                                88,362         90,870
                                                                         -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 1,248,561    $ 1,224,912
                                                                         ===========    ===========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Months Ended
                                                                 March 31,
                                                             ----------------
                                                             2000        1999
                                                             ----        ----
                                                          (Dollars in thousands,
                                                          except per share data)
Interest and dividend income:
  Interest and fees on loans                                $ 11,980    $ 11,063
  Interest on debt securities                                  8,248       7,699
  Dividends on equity securities                                 193         140
  Interest on short-term investments                              95          50
                                                            --------    --------

     Total interest and dividend income                       20,516      18,952
                                                            --------    --------

Interest expense:
  Interest on deposits                                         8,418       8,061
  Interest on short-term borrowings                              784         369
  Interest on long-term debt                                   2,344       1,899
                                                            --------    --------

     Total interest expense                                   11,546      10,329
                                                            --------    --------

Net interest income                                            8,970       8,623
Provision for loan losses                                         75          --
                                                            --------    --------

Net interest income, after provision for loan losses           8,895       8,623
                                                            --------    --------

Other income:
  Customer service fees                                          463         445
  Gain (loss) on sales of securities, net                        (74)      1,243
  Gain on sales of loans                                          --           3
   Pension plan curtailment gain                               1,195          --
  Miscellaneous                                                  302         199
                                                            --------    --------

     Total other income                                        1,886       1,890
                                                            --------    --------

Operating expenses:
  Salaries and employee benefits                               2,726       2,591
  Occupancy and equipment                                        669         645
  Data processing                                                371         374
  Professional fees                                              107         137
  Amortization of intangibles                                    277         287
  Advertising and marketing                                      150         141
  Other general and administrative                               600         488
                                                            --------    --------

     Total operating expenses                                  4,900       4,663
                                                            --------    --------

Income before income taxes                                     5,881       5,850
Provision for income taxes                                     2,174       2,152
                                                            --------    --------
     Net income                                             $  3,707    $  3,698
                                                            ========    ========

See accompanying notes to consolidated financial statements.

                                   (Continued)

                             MEDFORD BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Concluded)

                                                         Three Months Ended
                                                              March 31,
                                                          ----------------
                                                          2000        1999
                                                          ----        ----
                                                       (Dollars in thousands,
                                                       except per share data)
Earnings per share:
  Basic                                                  $0.45        $0.44
  Diluted                                                $0.43        $0.41

Cash dividends declared per share                        $0.12        $0.11
Weighted average shares outstanding
  Basic                                              8,262,640    8,487,779
  Diluted                                            8,562,391    8,918,409

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                                            Accumulated
                                          Common Stock      Additional                 Treasury  Stock        Other
                                       ------------------    Paid-In     Retained     ------------------   Comprehensive
                                       Shares     Dollars    Capital     Earnings     Shares     Dollars   Income (Loss)      Total
                                       ------     -------    -------     --------     ------     -------   -------------      -----
                                                                (In thousands, except number of shares)

Balance at December 31, 1999         9,122,596   $   4,561  $  24,839   $  85,153   (739,344)   $ (14,278)   $  (9,405)   $  90,870
                                                                                                                          ---------
Comprehensive income:
  Net income                                --          --         --       3,707         --           --           --        3,707
  Change in net unrealized gain
  (loss) on securities available
  for sale, net of reclassification
  adjustment and tax effects                --          --         --          --         --           --       (1,800)      (1,800)
                                                                                                                          ---------
    Total comprehensive income                                                                                                1,907
                                                                                                                          ---------
Cash dividends declared
  ($.12 per share)                                      --                   (986)        --           --           --         (986)
Repurchase of treasury stock                --          --         --          --   (229,000)      (3,529)          --       (3,529)
Issuance of common stock under
  stock option plan                         --          --       (562)         --     35,148          662           --          100
                                     ---------   ---------  ---------   ---------  ---------    ---------    ---------    ---------

 Balance at March 31, 2000           9,122,596   $   4,561  $  24,277   $  87,874   (933,196)   $ (17,145)   $ (11,205)   $  88,362
                                     =========   =========  =========   =========  =========    =========    =========    =========

Balance at December 31, 1998         9,122,596   $   4,561  $  26,389   $  76,770   (412,768)   $  (8,511)   $   3,058    $ 102,267
                                                                                                                          ---------
Comprehensive income:
 Net income                                 --          --         --       3,698         --           --           --        3,698
 Change in net unrealized gain
 (loss) on securities available
 for sale, net of reclassification
 adjustment and tax effects                 --          --         --          --         --           --       (3,230)      (3,230)
                                                                                                                          ---------
   Total comprehensive income                                                                                                   468
                                                                                                                          ---------
Cash dividends declared
  ($.11 per share)                          --          --       (919)         --         --           --           --         (919)
Repurchase of treasury stock                --          --         --          --   (425,796)      (7,689)          --       (7,689)
Issuance of common stock under
  stock option plan                         --          --       (140)         --      8,600          172           --           32
                                     ---------   ---------  ---------   ---------  ---------    ---------    ---------    ---------

Balance at March 31, 1999            9,122,596   $   4,561  $  26,249   $  79,549   (829,964)   $ (16,028)   $    (172)   $  94,159
                                     =========   =========  =========   =========  =========    =========    =========    =========

See accompanying notes to consolidated financial statements.

                             MEDFORD BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended
                                                                                   March 31,
                                                                               ----------------
                                                                               2000        1999
                                                                               ----        ----
                                                                                (In thousands)

Cash flows from operating activities:
  Net income                                                              $   3,707    $   3,698
    Adjustments to reconcile net income to
      net cash provided by operating activities:
          Provision for loan losses                                              75           --
          Depreciation and amortization, net                                    696          649
          Gain (loss) on sales of securities, net                                74       (1,243)
          Gain on sales of loans                                                 --           (3)
          Decrease (increase) in accrued interest receivable
            and other assets                                                 (1,151)       1,416
         Increase in accrued taxes and expenses
            and other liabilities                                             5,827          934
                                                                          ---------    ---------

          Net cash provided by operating activities                           9,228        5,451
                                                                          ---------    ---------

Cash flows from investing activities:
  Activity in investment securities
  available for sale:
     Maturities                                                              19,400       13,250
     Sales                                                                    5,964       77,753
     Purchases                                                              (41,961)    (135,697)
     Principal amortization of mortgage-backed securities                     6,472       17,966
  Activity in investment securities held to maturity:
     Maturities                                                               4,997          204
    Purchases                                                                  (524)      (1,110)
  Proceeds from sale of loans, net                                               --           82
  Loans originated and purchased, net of amortization and payoffs           (16,563)        (786)
  Purchases of bank premises and equipment, net                                 (22)        (128)
  Proceeds from foreclosed real estate                                           --          116
                                                                          ---------    ---------
         Net cash used in investing activities                              (22,237)     (28,350)
                                                                          ---------    ---------

See accompanying notes to consolidated financial statements.

                                   (Continued)

                             MEDFORD BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (concluded)

                                                             Three Months Ended
                                                                  March 31,
                                                              ----------------
                                                              2000        1999
                                                              ----        ----
                                                               (In thousands)

Cash flows from financing activities:
  Net increase in deposits                                   31,907      31,213
  Net decrease in borrowings with maturities of three
    months or less                                          (36,518)    (12,990)
  Proceeds from long-term debt                               25,464      17,000
  Issuance of common stock                                      100          32
  Payments to acquire treasury stock                         (3,529)     (7,689)
  Cash dividends paid                                        (1,509)     (1,742)
                                                           --------    --------

          Net cash provided by financing activities          15,915      25,824
                                                           --------    --------

Net change in cash and cash equivalents                       2,906       2,925
Cash and cash equivalents, beginning of period               20,910      22,002
                                                           --------    --------
Cash and cash equivalents, end of period                   $ 23,816    $ 24,927
                                                           ========    ========

See accompanying notes to consolidated financial statements.

                             MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2000

Note 1. Basis of Presentation

      The consolidated interim financial statements of Medford Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Medford Savings Bank (the "Bank") presented herein are intended to be read in conjunction with the consolidated financial statements presented in the Company's annual report for the year ended December 31, 1999.

      The consolidated financial information for the three months ended March 31, 2000 is unaudited. In the opinion of management, however, the consolidated financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results to be expected for the entire year.

Note 2. Commitments

      At March 31, 2000, the Company had outstanding commitments to originate new residential and commercial real estate mortgage loans totalling approximately $18.9 million, which are not reflected on the consolidated balance sheet. Unadvanced funds on equity lines were $24.7 million, unadvanced construction loan funds were $11.8 million, and unadvanced funds on commercial lines of credit were $11.7 million at March 31, 2000.

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

Note 4. Defined Benefit Plan Termination

      On January 26, 2000 the Board of Directors of Medford Bank voted to amend its employee benefit programs to provide for the cessation of pension benefit accruals effective February 29, 2000 in conjunction with its termination of the Defined Benefit Pension Plan ("Plan") to be effective March 31, 2000. Final Plan termination is subject to IRS approval. Medford Bank expects to record a one-time after-tax gain of approximately $1.9 million as a result of this action.

      The one-time gain will be recognized in two stages. Within the first quarter ended March 31, 2000, the Bank recorded an after-tax gain of approximately $700,000 from the curtailment of its Plan. Second, it is anticipated that the Bank will record an after-tax gain of approximately $1.2 million upon the settlement and distribution of the Plan assets during the second half of 2000. On an on-going basis, a portion of the cost of providing the Plan will be reallocated to enhance 401(k) benefits for employees.

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

Consolidated net income was $3,707,000, or basic earnings per share of $0.45 ($0.43 diluted basis), for the three months ended March 31, 2000, compared to $3,698,000 or basic earnings per share of $0.44 ($0.41 diluted basis), for the comparable prior year period.

Net interest income was $8,970,000 for the quarter ended March 31, 2000, up $347,000 or 4.0% from the comparable 1999 period, and represented a net interest margin of 2.98% compared to 3.08% for the comparable 1999 period. The net loss on sales of assets totalled $74,000 for the first quarter of 2000 compared to a gain of $1,246,000 for the same quarter in 1999. During the quarter ended March 31, 2000 there was a $1.2 million pre-tax curtailment gain from the termination of the Company's defined benefit pension plan.

Total operating expenses were $4,900,000 for the quarter ended March 31, 2000, up $237,000 or 5.1% from $4,663,000 during the comparable period in 1999. There was a $75,000 provision for loan losses recorded for the three month period ended March 31, 2000 as compared to no provision recorded for the comparable prior year period.

For the first quarter of 2000, the annualized return on assets was 1.21% and the annualized return on equity was 16.91%, compared to 1.31% and 15.28% for the comparable period in 1999.

Total non-performing assets were $2,432,000 or 0.19% of total assets at March 31, 2000, compared to $2,500,000 or 0.20%, respectively, at December 31, 1999. The allowance for loan losses at March 31, 2000 was $6,827,000, representing 1.05% of total loans. At December 31, 1999, the allowance for loan losses was $6,779,000, representing 1.07% of total loans. The Company had no foreclosed real estate at March 31, 2000 or December 31, 1999.

The Company had total assets of $1.25 billion and capital of $88.4 million at March 31, 2000, representing a capital to assets ratio of 7.08%, exceeding all regulatory requirements. When compared to December 31, 1999, investment securities increased $2.5 million or 0.5% to $538.4 million, total gross loans increased $16.6 million or 2.6% to $650.1 million, deposits increased $31.9 million or 3.5% to $943.2 million, and borrowings decreased $11.1 million or 5.1% to $204.7 million.

A more detailed discussion and analysis of the Company's financial condition and results of operations follows.

INVESTMENT SECURITIES

Investment securities consist of the following:
                                                         March 31,  December 31,
                                                           2000          1999
                                                           ----          ----
                                                                (In thousands)

Securities available for sale, at fair value             $527,008    $520,030
Securities held to maturity, at amortized cost                 --       5,000
Restricted equity securities:
   Federal Home Loan Bank stock                            10,206       9,683
   Northeast Retirement Services                               31          31
   Massachusetts Savings Bank Life Insurance stock          1,114       1,114
                                                         --------    --------
                                                         $538,359    $535,858
                                                         ========    ========

The amortized cost and fair value of investment securities, excluding restricted equity securities, at March 31, 2000 and December 31, 1999 with gross unrealized gains and losses, follows:

                                                   March 31, 2000
                               -------------------------------------------------
                                                     Gross       Gross
                                     Amortized  Unrealized  Unrealized     Fair
                                          Cost       Gains      Losses    Value
                                          ----       -----      ------    -----
                                                   (In thousands)

Securities Available for Sale

Debt securities:
  Corporate bonds                     $263,456   $     16   $ (4,247)   $259,225
  Mortgage - backed                    226,385         --    (11,543)    214,842
  U.S. Government and
    federal agency                      53,161         --     (1,888)     51,273
                                      --------   --------   --------    --------
    Total debt securities              543,002         16    (17,678)    525,340

Marketable equity securities             2,305          3       (640)      1,668
                                      --------   --------   --------    --------
    Total securities
       available for sale             $545,307   $     19   $(18,318)   $527,008
                                      ========   ========   ========    ========

                                                    December 31, 1999
                                   ---------------------------------------------
                                                     Gross       Gross
                                     Amortized  Unrealized  Unrealized     Fair
                                          Cost       Gains      Losses    Value
                                          ----       -----      ------    -----
                                                    (In thousands)

Securities Available for Sale

Debt securities:
  Corporate bonds                     $250,078   $     42   $ (3,353)   $246,767
  Mortgage - backed                    224,083         --     (9,627)    214,456
  U.S. Government and
    federal agency                      59,144         --     (2,017)     57,127
                                      --------   --------   --------    --------
    Total debt securities              533,305         42    (14,997)    518,350

Marketable equity securities             2,097          6       (423)      1,680
                                      --------   --------   --------    --------
    Total securities
       available for sale             $535,402   $     48   $(15,420)   $520,030
                                      ========   ========   ========    ========

Securities Held to Maturity

U.S. Government and federal agency    $  5,000   $      6   $     --    $  5,006
                                      ========   ========   ========    ========

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2000 are as follows:

                                                           March 31, 2000
                                                      --------------------------
                                                         Available for Sale
                                                      --------------------------
                                                      Amortized          Fair
                                                          Cost           Value
                                                          ----           -----
                                                            (In thousands)

Within 1 year                                          $ 76,046         $ 75,670
After 1 year through 5 years                            235,204          230,027
After 5 years through 10 years                            5,367            4,801
                                                       --------         --------
                                                        316,617          310,498

Mortgage - backed securities                            226,385          214,842
                                                       --------         --------
                                                       $543,002         $525,340
                                                       ========         ========

The amortized cost and fair value of debt securities by contractual maturity at December 31, 1999 are as follows:

                                                 December 31, 1999
                                       -----------------------------------------
                                        Available for Sale     Held to Maturity
                                        ------------------     ----------------
                                      Amortized     Fair    Amortized    Fair
                                         Cost       Value      Cost      Value
                                       --------   --------   --------   --------
                                                    (In thousands)

Within 1 year                          $ 64,996   $ 64,987   $  5,000   $  5,006
After 1 year through 5 years            238,848    234,204         --         --
After 5 years through 10 years            5,378      4,703         --         --
                                       --------   --------   --------   --------
                                        309,222    303,984      5,000      5,006

Mortgage - backed securities            224,083    214,456         --         --
                                       --------   --------   --------   --------
                                       $533,305   $518,350   $  5,000   $  5,006
                                       ========   ========   ========   ========

Investment securities increased $2.5 million from $535.9 million at December 31, 1999 to $538.4 million at March 31, 2000. At March 31, 2000, the securities portfolio classified as "available for sale" reflected an unrealized pre-tax loss of $18.3 million as a result of the ongoing rise in market rates as compared to an unrealized pre-tax loss of $15.4 million at December 31, 1999. In accordance with the Company's asset-liability strategies, purchases of mortgage-backed securities are primarily in fifteen year mortgages with weighted-average lives of six years and other investment securities are generally short-term with maturities of five years or less.

Sales of debt securities produced losses of $64,000 during the 2000 first quarter compared to gains of $1.2 million for the first quarter ended March 31, 1999. Sales of equities produced losses of $10,000 during the 2000 first quarter compared to gains of $4,000 for the quarter ended March 31, 1999.

LOANS

         A summary of the Company's outstanding loan balances as of the dates indicated follows:

                                                      March 31,     December 31,
                                                        2000           1999
                                                        ----           ----
                                                           (In thousands)
 Mortgage loans on real estate:
   Residential 1-4 family                             $ 471,720       $ 465,420
   Commercial                                           118,799         112,050
   Construction                                          27,719          25,239
   Second mortgages                                         689             774
   Equity lines of credit                                20,138          19,394
                                                      ---------       ---------
                                                        639,065         622,877

Less: Unadvanced construction
             loan funds                                 (11,762)        (11,735)
                                                      ---------       ---------
                                                        627,303         611,142
                                                      ---------       ---------
Other loans:
   Commercial loans                                      18,577          18,124
   Personal loans                                         2,127           2,071
   Education and other                                      807             841
                                                      ---------       ---------
                                                         21,511          21,036
                                                      ---------       ---------

Add: Premium on loans acquired                              184             198
     Net deferred loan origination fees                   1,098           1,154
                                                      ---------       ---------
Total loans                                             650,096         633,530

Less: Allowance for loan losses                          (6,827)         (6,779)
                                                      ---------       ---------
   Loans, net                                         $ 643,269       $ 626,751
                                                      =========       =========

Total gross loans outstanding at March 31, 2000 increased $16.6 million to $650.1 million when compared to the December 31, 1999 level. The $16.6 million increase in gross loans can be principally explained by the growth in residential 1-4 family real estate mortgage loans of $6.3 million, commercial real estate loans of $6.7 million and construction real estate loans of $2.5 million from the December 31, 1999 levels. Changes in all other loan categories during the three months ended March 31, 2000 are representative of net activity in new loan originations and amortization and payoffs.

NON-PERFORMING ASSETS

Total non-performing assets were $2.4 million and $2.5 million at March 31, 2000 and December 31, 1999, respectively. There were no foreclosed assets at March 31, 2000 or December 31, 1999. As a percentage of total assets, non-performing assets equaled 0.19% and 0.20% at March 31, 2000 and December 31, 1999, respectively. Fluctuations in total non-performing assets occur from quarter to quarter but remain at historically low levels. It is the Company's general policy to place loans on a non-accrual status when such loans become 90 days contractually delinquent or when the collectibility of principal or interest payments becomes doubtful. When a loan is placed on non-accrual status, its interest income accrual ceases and all income previously accrued but unpaid is reversed.

In accordance with SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that the borrower will be unable to meet principal or interest payments as agreed in the original loan contract. The principal balance of impaired loans at March 31, 2000 was $2.4 million, all of which were included in the $2.4 million non-performing assets referenced in the preceding paragraph. The loan loss allowance allocated to these impaired loans was $241,000 at March 31, 2000.

ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses follows:

                                                          Three Months Ended
                                                      --------------------------
                                                     March 31,         March 31,
                                                       2000              1999
                                                       ----              ----
                                                           (In thousands)
Balance at beginning
   of period                                          $ 6,779           $ 6,876
Provisions                                                 75                --
Recoveries                                                  8                15
Less: Charge-offs                                         (35)              (67)
                                                      -------           -------

Balance at end of period                              $ 6,827           $ 6,824
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

The allowance for loan losses was $6.8 million at March 31, 2000, a reserve coverage of 1.05% of total loans. At December 31, 1999, the allowance for loan losses was $6.8 million, representing 1.07% of total loans.

DEPOSITS

Total deposits increased $31.9 million from December 31, 1999 to $943.2 million at March 31, 2000. Generally, the Company's strategy is to maintain stable deposit rates and to increase deposit levels through selective core deposit and term deposit promotions. To retain core deposits, the Company continues to promote its "ComboPlus" account, which combines a statement savings and a demand account. This "ComboPlus" account has contributed to an increase in both its related savings and demand deposits. The following table indicates the balances in various deposit accounts at the dates indicated.

                                                 March 31,       December 31,
                                                   2000             1999
                                                  ------            -----
                                                      (In thousands)

Demand accounts                                  $ 56,454         $ 51,202
NOW accounts                                       61,001           60,811
Savings & money market accounts                   391,252          382,970
Term certificates                                 434,528          416,345
                                                 --------         --------
                                                 $943,235         $911,328
                                                 ========         ========

BORROWED FUNDS

Historically, the Company has selectively engaged in long-term borrowings to fund loans and has entered into short-term repurchase agreements to fund investment securities purchases. At March 31, 2000, the Company's long-term borrowings increased by $25.5 million to $174.1 million from $148.6 million at December 31, 1999 while its short-term borrowings decreased by $36.5 million to $30.6 million from $67.1 million at year end. At March 31, 2000, borrowed funds totalled $204.7 million, decreasing $11.1 million from the $215.7 million reported at December 31, 1999.

STOCKHOLDERS' EQUITY

The Company's capital to assets ratio was 7.08% and 7.42% at March 31, 2000 and December 31, 1999, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1999, the Company and the Bank met all capital adequacy requirements to be categorized as well capitalized. No conditions or events occurred during the first three months of 2000 that management believes have changed the Company's or the Bank's category. Therefore, management believes as of March 31, 2000 that the Company and the Bank met all capital adequacy requirements to continue to be categorized as well capitalized.

The Company's book value at March 31, 2000 was $10.79 per share, compared with $10.84 per share at December 31, 1999.

                              RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 vs QUARTER ENDED MARCH 31, 1999
NET INTEREST INCOME

Interest and dividend income from loans and investments increased $1.6 million or 8.3% to $20.5 million for the 2000 first quarter when compared to the same quarter in 1999. For the 2000 first quarter, average earning assets totalled $1.2 billion, an increase of $97.9 million or 8.9% over the average for the comparable 1999 period with $43.1 million of that increase attributed to short and long-term investment securities and $54.8 million attributed to loans. The annualized yields on earning assets were 6.82% and 6.86% for the first quarters in 2000 and 1999, respectively. The yield on investment securities was 6.07% for the first quarter 2000 as compared to 6.08% for the first quarter 1999. Short and long-term investments contributed $647,000 of additional interest and dividend income when comparing the first quarter of 2000 to the first quarter of 1999, primarily as a result of higher average balances. The increase in the average balance on loans partially offset by a yield decline, from 7.57% to 7.50%, caused interest income on loans to increase by $917,000 from its 1999 first quarter level.

Total interest expense for the three months ended March 31, 2000 was $11.5 million, reflecting an increase of $1.2 million or 11.8% over the same period in 1999. At March 31, 2000 average interest bearing liabilities were $1.09 billion, an increase of $88.5 million or 8.9% over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $38.8 million and average borrowed funds increasing $49.7 million. Deposit growth occurred even as rates paid declined from 3.98% to 3.89% for the quarters ended March 31, 2000 and 1999, respectively. Overall, interest expense on deposits increased $357,000 to $8.4 million as increases in average deposits more than offset the decline in rates paid. Interest expense on borrowed funds increased $860,000 as the average balances increased and the rates paid on borrowed funds increased 27 basis points to 5.71% in the first quarter of 2000 compared to the first quarter of 1999. The overall cost of interest bearing liabilities increased to 4.25% from 4.18% when comparing the two quarters.

Net interest income increased 4.0% or $347,000 to $9.0 million when comparing the first quarter in 2000 to the same quarter in 1999, as the weighted average rate spread and the net interest margin decreased by 11 and 10 basis points, respectively. The increase in net interest income is primarily due to increased levels of earning assets while the basis points declines in spread and margin reflect the changing mix of earning assets and of interest bearing liabilities. The yield on earning assets declined 4 basis points to 6.82% in the first quarter 2000 as compared to the same quarter in 1999, while the cost of interest bearing liabilities increased by 7 basis points to 4.25%. This resulted in an interest rate spread and a net interest margin of 2.57% and 2.98%, respectively, for the three months ended March 31, 2000.

                              MEDFORD BANCORP, INC.

                              INTEREST RATE SPREAD

                                                              Three Months Ended
                                                                  March 31,
                                                                  ---------
                                                               2000       1999
                                                               ----       ----

Weighted average yield earned on:

         Short-term investments                                5.53%     4.66%
         Investment securities                                 6.07      6.08
         Loans                                                 7.50      7.57
                                                               ----      ----

                     All earning assets                        6.82%     6.86%
                                                               ----      ----

Weighted average rate paid on:

         Deposits                                              3.89%     3.98%
         Borrowed funds                                        5.71      5.44
                                                               ----      ----

                     All interest-bearing liabilities          4.25%     4.18%
                                                               ----      ----

Weighted average rate spread                                   2.57%     2.68%
                                                               ====      ====

Net interest margin                                            2.98%     3.08%
                                                               ====      ====

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors, including the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non-performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at March 31, 2000, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

Due to growth in the loan portfolio, partially offset by the reduced allocation associated with non-performing loans, the Company recorded a $75,000 provision for loan losses for the first quarter of 2000. No provision for loan losses was recorded for the first quarter of 1999. The Company recorded net loan charge-offs of $27,000 for the three months ended March 31, 2000 compared to net loan charge-offs of $52,000 for the same period in 1999.

OTHER INCOME

Other income, including customer service fees and gains and losses on sales of assets equaled $1.9 million in the first quarter of 2000 as compared to $1.9 million in the first quarter of 1999, representing a decrease of $4,000 or .21%. The $1.3 million decrease in combined gains on sales of securities and loans, when comparing the first quarters of 2000 and 1999, was offset by a $1.2 million pre-tax curtailment of the Company's defined benefit pension plan. See related discussions under "Investment Securities" included in "Management's Discussion and Analysis" in Item 2 of Part I of this report and "Note 4" in Item 1 of Part I of this report.

OPERATING EXPENSES

Operating expenses increased $237,000 or 5.1% to $4,900,000 for the three months ended March 31, 2000 when compared to the same period in 1999. The most significant increases were in salaries and employee benefits, up 5.2%, reflecting combined effects of increased staffing and wage pressures in a tight labor market and other general and administrative ex[enses, up 23%. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, was 1.60% for the three months ended March 31, 2000, as compared to 1.65% for the prior year comparable period. The Company continues to focus on cost containment with the intent to be a low cost provider of high quality banking products and services.

PROVISION FOR INCOME TAXES

The Bank's effective tax rate for the three months ended March 31, 2000 was 36.97% as compared to 36.79% for the period ended March 31, 1999.

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

Maturities and sales of investment securities provide significant liquidity to the Company. The Company's policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the three months ended March 31, 2000 cash flow from maturities and sales of securities was $30.3 million compared to $91.2 million for the three months ended March 31, 1999. Principal payments received on mortgage-backed investments during the three months ended March 31, 2000 and 1999 totalled $6.5 million and $18.0 million, respectively. During periods of high interest rates, maturities in the bond portfolio have provided significant liquidity at a lower cost than borrowings.

Amortization and payoffs of the loan portfolio also contribute significant liquidity to the Company. Traditionally, the amortization and payoffs have been reinvested into loans. When payoff rates exceed origination rates, excess liquidity from loan payoffs is shifted into the investment portfolio.

The Company also uses borrowed funds as a source of liquidity. These borrowings generally contribute toward funding over-all loan growth. At March 31, 2000 the Company's outstanding borrowings from the FHLBB were $204.1 million, as compared to $193.6 million at December 31, 1999. The Company also utilizes repurchase agreements as a source of funding when management deems market conditions to be conducive to such activities. There were no repurchase agreements at March 31, 2000 as compared to $21.2 million at December 31, 1999.

                         LIQUIDITY AND CAPITAL RESOURCES
                                   (continued)

Commitments to originate residential and commercial real estate mortgage loans at March 31, 2000, excluding unadvanced construction funds of $11.8 million, were $18.9 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

Purchases of securities during the three months ended March 31, 2000 totalled $42.5 million consisting of debt instruments generally maturing in less than five years and equities. This compares with purchases of $136.8 million for the three months ended March 31, 1999.

Residential and commercial real estate mortgage loan originations for the three months ended March 31, 2000 totalled $42.5 million, compared with $31.4 million for the three months ended March 31, 1999.

The Company's capital position (total stockholders' equity) was $88.4 million or 7.08% of total assets at March 31, 2000 compared with $90.9 million or 7.42% of total assets at December 31, 1999. During the three months ended March 31, 2000 the Company began a third 5% stock repurchase plan. A total of 229,000 shares of common stock were repurchased. The Company's capital position exceeds all regulatory requirements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company's management of market risk exposure, see "Asset-Liability Management" in Item 2 of Part I of this report and Item 7A of
Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Annual Report").

For quantitative information about market risk, see Item 7A of Part II of the Company's 1999 Annual Report.

There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2000 from those presented in the Company's 1999 Annual Report.

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
                       27         Financial Data Schedule

                  b) Reports on Form 8-K

                     No reports on Form 8-K were filed by the Company during the three month period ended March 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MEDFORD BANCORP, INC.

Date: May 10, 2000


        -----------------------------------------------
        Arthur H. Meehan
        Chairman, President and Chief Executive Officer

Date: May 10, 2000


        -----------------------------------------------
        Phillip W. Wong
        Executive Vice President, Treasurer and Chief Financial Officer

                                 EXHIBIT INDEX

              Exhibit      Description
              -------      -----------

                27         Financial Data Schedule