Form 10-Q
period 2000-06-30
MEDFORD BANCORP INC
filed 2000-08-15
CIK 1049895

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    |X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

    |_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 0-23435

                              Medford Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

Massachusetts                                                  04-3384928
-------------                                                  ----------
(State or other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                              Identification No.)

29 High Street
Medford, Massachusetts                                           02155
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code:            (781) 395-7700

                               -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes |X|                             No |_|

The number of shares outstanding of Medford Bancorp, Inc.'s common stock, $0.50 par value per share, as of June 30, 2000 was 8,076,428.

                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION

ITEM 1 -     FINANCIAL STATEMENTS                                          PAGE

             Consolidated Balance Sheets                                      1

             Consolidated Statements of Income                              2-5

             Consolidated Statements of Changes in Stockholders'
             Equity                                                           6

             Consolidated Statements of Cash Flows                          7-8

             Notes to Consolidated Financial Statements                       9

ITEM 2 -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                10-25

ITEM 3 -     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                                     25

PART  II     OTHER INFORMATION

ITEM  1 -    Legal Proceedings                                               26

ITEM  2 -    Changes in Securities and Use of Proceeds                       26

ITEM  3 -    Defaults Upon Senior Securities                                 26

ITEM  4 -    Submission of Matters to a Vote of Security Holders             26

ITEM  5 -    Other Information                                               26

ITEM  6 -    Exhibits and Reports on Form 8-K                                27

             SIGNATURES                                                      28

             Exhibit Index                                                   29

PART I      FINANCIAL INFORMATION

ITEM 1      Financial Statements

                              MEDFORD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,       December 31,
                                                                                        2000             1999
                                                                                   -------------    -------------
                                                                                           (In thousands)
ASSETS
Cash and due from banks                                                            $      20,045    $      17,043
Interest-bearing deposits                                                                  4,942            3,867
                                                                                   -------------    -------------
              Cash and cash equivalents                                                   24,987           20,910

Investment securities available for sale                                                 536,355          520,030
Investment securities held to maturity                                                    14,447            5,000
Restricted equity securities                                                              11,351           10,828
Loans                                                                                    658,154          633,530
    Less allowance for loan losses                                                        (6,816)          (6,779)
                                                                                   -------------    -------------
              Loans, net                                                                 651,338          626,751
                                                                                   -------------    -------------
Banking premises and equipment, net                                                       11,099           11,566
Accrued interest receivable                                                                9,754            9,162
Goodwill and deposit-based intangibles                                                     3,129            3,679
Other assets                                                                              17,328           16,986
                                                                                   -------------    -------------
              Total assets                                                         $   1,279,788    $   1,224,912
                                                                                   =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                           $     971,118    $     911,328
Short-term borrowings                                                                     40,326           67,071
Long-term debt                                                                           172,117          148,653
Accrued taxes and expenses                                                                 3,300            3,920
Other liabilities                                                                          2,490            3,070
                                                                                   -------------    -------------
              Total liabilities                                                        1,189,351        1,134,042
                                                                                   -------------    -------------
Stockholders' equity:
  Serial preferred stock, $.50 par value, 5,000,000 shares
    authorized; none issued                                                                   --               --
  Common stock, 15,000,000 shares authorized; $.50 par value,
    9,122,596 shares issued                                                                4,561            4,561
  Additional paid-in capital                                                              24,041           24,839
  Retained earnings                                                                       90,032           85,153
  Accumulated other comprehensive income (loss)                                           (9,451)          (9,405)
  Treasury stock at cost (1,046,168 and 739,344 shares, respectively)                    (18,746)         (14,278)
                                                                                   -------------    -------------
              Total stockholders' equity                                                  90,437           90,870
                                                                                   -------------    -------------
              Total liabilities and stockholders' equity                           $   1,279,788    $   1,224,912
                                                                                   =============    =============

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Three Months Ended
                                                                                         June 30,
                                                                             ---------------------------------
                                                                                   2000             1999
                                                                             ---------------   ---------------
                                                                        (Dollars in thousands, except per share data)
Interest and dividend income:
    Interest and fees on loans                                               $        12,374   $        11,016
    Interest on debt securities                                                        8,503             7,946
    Dividends on equity securities                                                       207               151
    Interest on short-term  investments                                                   95               137
                                                                             ---------------   ---------------
               Total interest and dividend income                                     21,179            19,250
                                                                             ---------------   ---------------
Interest expense:
    Interest on deposits                                                               8,890             8,312
    Interest on short-term borrowings                                                    598               319
    Interest on long-term debt                                                         2,599             2,127
                                                                             ---------------   ---------------
               Total interest expense                                                 12,087            10,758
                                                                             ---------------   ---------------
Net interest income                                                                    9,092             8,492
Provision for loan losses                                                                 --                --
                                                                             ---------------   ---------------
Net interest income, after provision for loan losses                                   9,092             8,492
                                                                             ---------------   ---------------
Other income:
    Customer service fees                                                                494               474
    Gain on sales of investment securities, net                                           --               285
    Miscellaneous                                                                        251               231
                                                                             ---------------   ---------------
               Total other income                                                        745               990
                                                                             ---------------   ---------------
Operating expenses:
    Salaries and employee benefits                                                     2,787             2,638
    Occupancy and equipment                                                              631               603
    Data processing                                                                      376               384
    Professional fees                                                                    113               130
    Amortization of intangibles                                                          273               282
    Advertising and marketing                                                            168               148
    Other general and administrative                                                     610               567
                                                                             ---------------   ---------------
               Total operating expenses                                                4,958             4,752
                                                                             ---------------   ---------------

Income before income taxes                                                             4,879             4,730

Provision for income taxes                                                             1,749             1,728
                                                                             ---------------   ---------------

Net income                                                                   $         3,130   $         3,002
                                                                             ===============   ===============

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                                                                    Three Months Ended
                                                                                         June 30,
                                                                             ---------------------------------
                                                                                   2000             1999
                                                                             ---------------   ---------------
                                                                        (Dollars in thousands, except per share data)

Earnings per share:
    Basic                                                                    $          0.39   $          0.36
    Diluted                                                                  $          0.37   $          0.34

Cash dividends declared per share                                            $          0.12   $          0.11

Weighted averages shares outstanding:
    Basic                                                                          8,122,241         8,328,104
    Diluted                                                                        8,404,267         8,712,725

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                             ----------------------------------
                                                                                   2000               1999
                                                                             ---------------    ---------------
                                                                        (Dollars in thousands, except per share data)
Interest and dividend income:
    Interest and fees on loans                                               $        24,354    $        22,079
    Interest on debt securities                                                       16,751             15,644
    Dividends on equity securities                                                       400                292
    Interest on short-term  investments                                                  190                187
                                                                             ---------------    ---------------
               Total interest and dividend income                                     41,695             38,202
                                                                             ---------------    ---------------
Interest expense:
    Interest on deposits                                                              17,308             16,373
    Interest on short-term borrowings                                                  1,382                688
    Interest on long-term debt                                                         4,943              4,026
                                                                             ---------------    ---------------
               Total interest expense                                                 23,633             21,087
                                                                             ---------------    ---------------
Net interest income                                                                   18,062             17,115
Provision for loan losses                                                                 75                 --
                                                                             ---------------    ---------------
Net interest income, after provision for loan losses                                  17,987             17,115
                                                                             ---------------    ---------------
Other income:
    Customer service fees                                                                957                919
    Gain (loss) on sales of investment securities, net                                   (74)             1,528
    Gain on sale of loans                                                                 --                  3
    Pension plan curtailment gain                                                      1,195                 --
    Miscellaneous                                                                        553                430
                                                                             ---------------    ---------------
               Total other income                                                      2,631              2,880
                                                                             ---------------    ---------------
Operating expenses:
    Salaries and employee benefits                                                     5,513              5,229
    Occupancy and equipment                                                            1,300              1,248
    Data processing                                                                      747                758
    Professional fees                                                                    220                267
    Amortization of intangibles                                                          550                569
    Advertising and marketing                                                            318                289
    Other general and administrative                                                   1,210              1,055
                                                                             ---------------    ---------------
               Total operating expenses                                                9,858              9,415
                                                                             ---------------    ---------------

Income before income taxes                                                            10,760             10,580
Provision for income taxes                                                             3,923              3,880
                                                                             ---------------    ---------------

Net income                                                                   $         6,837    $         6,700
                                                                             ===============    ===============

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Concluded)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                             ----------------------------------
                                                                                   2000               1999
                                                                             ---------------    ---------------
                                                                        (Dollars in thousands, except per share data)
Earnings per share:
    Basic                                                                    $          0.83   $          0.80
    Diluted                                                                  $          0.81   $          0.76

Cash dividends declared per share                                            $          0.24   $          0.22

Weighted averages shares outstanding:
    Basic                                                                          8,192,440         8,407,941
    Diluted                                                                        8,483,334         8,815,531

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Six Months Ended June 30, 2000 and 1999


                                                                      Common Stock                 Additional
                                                            ----------------------------------       Paid-In           Retained
                                                                Shares             Dollars           Capital           Earnings
                                                            ---------------    ---------------   ---------------    ---------------
                                                                                        (In thousands)
Balance at December 31, 1999                                      9,122,596    $         4,561   $        24,839    $        85,153

Comprehensive income:
    Net income                                                           --                 --                --              6,837
    Change in net unrealized gain (loss) on securities
        available for sale, net of reclassification
        adjustment and tax effects                                       --                 --                --                 --

            Total comprehensive income

Cash dividends declared ($.24 per share)                                 --                 --                --             (1,958)
Repurchase of treasury stock                                             --                 --                --                 --
Issuance of common stock under stock
    option plan                                                          --                 --              (798)                --
                                                            ---------------    ---------------   ---------------    ---------------

Balance at June 30, 2000                                          9,122,596    $         4,561   $        24,041    $        90,032
                                                            ===============    ===============   ===============    ===============

Balance at December 31, 1998                                      9,122,596    $         4,561   $        26,389    $        76,770

Comprehensive loss:
    Net income                                                           --                 --                --              6,700
    Change in net unrealized gain (loss) on securities
        available for sale, net of reclassification
        adjustment and tax effects                                       --                 --                --                 --

            Total comprehensive loss

Cash dividends declared ($.22 per share)                                 --                 --                --             (1,837)
Repurchase of treasury stock                                             --                 --                --                 --
Issuance of common stock under stock
    option plan                                                          --                 --            (1,425)                --
                                                            ---------------    ---------------   ---------------    ---------------

Balance at June 30, 1999                                          9,122,596    $         4,561   $        24,964    $        81,633
                                                            ===============    ===============   ===============    ===============

                                                                                                  Accumulated
                                                                    Treasury Stock                   Other
                                                          ----------------------------------    Comprehensive
                                                              Shares             Dollars         Income (Loss)          Total
                                                          ---------------    ---------------    ---------------    ---------------
                                                                                        (In thousands)
Balance at December 31, 1999                                     (739,344)   $       (14,278)   $        (9,405)   $        90,870
                                                                                                                   ---------------
Comprehensive income:
    Net income                                                         --                 --                 --              6,837
    Change in net unrealized gain (loss) on securities
        available for sale, net of reclassification
        adjustment and tax effects                                     --                 --                (46)               (46)
                                                                                                                   ---------------
            Total comprehensive income                                                                                       6,791
                                                                                                                   ---------------
Cash dividends declared ($.24 per share)                               --                 --                 --             (1,958)
Repurchase of treasury stock                                     (358,000)            (5,419)                --             (5,419)
Issuance of common stock under stock
    option plan                                                    51,176                951                 --                153
                                                          ---------------    ---------------    ---------------    ---------------

Balance at June 30, 2000                                       (1,046,168)   $       (18,746)   $        (9,451)   $        90,437
                                                          ===============    ===============    ===============    ===============

Balance at December 31, 1998                                     (412,768)   $        (8,511)   $         3,058    $       102,267
                                                                                                                   ---------------
Comprehensive loss:
    Net income                                                         --                 --                 --              6,700
    Change in net unrealized gain (loss) on securities
        available for sale, net of reclassification
        adjustment and tax effects                                     --                 --             (8,397)            (8,397)
                                                                                                                   ---------------
            Total comprehensive loss                                                                                        (1,697)
                                                                                                                   ---------------
Cash dividends declared ($.22 per share)                               --                 --                 --             (1,837)
Repurchase of treasury stock                                     (425,796)            (7,689)                --             (7,689)
Issuance of common stock under stock
    option plan                                                    91,720              1,777                 --                352
                                                          ---------------    ---------------    ---------------    ---------------

Balance at June 30, 1999                                         (746,844)   $       (14,423)   $        (5,339)   $        91,396
                                                          ===============    ===============    ===============    ===============

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                             ------------------------------
                                                                                                  2000            1999
                                                                                             -------------    -------------
                                                                                                    (In thousands)
Cash flows from operating activities:
   Net income                                                                                $       6,837    $       6,700
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                                                                       75               --
        Depreciation and amortization, net                                                           1,307            1,563
        Loss (gain) on sales of investment securities, net                                              74           (1,528)
        Gain on sale of loans                                                                           --               (3)
    Decrease (increase) in accrued interest receivable and other assets                               (910)           1,564
    Decrease in accrued taxes and expenses and other liabilities                                      (663)            (386)
                                                                                             -------------    -------------
          Net cash provided by operating activities                                                  6,720            7,910
                                                                                             -------------    -------------
Cashflows from investing activities:
    Activity in investment securities available for sale:
        Maturities                                                                                  44,324           15,250
        Sales                                                                                        5,964          102,812
        Purchases                                                                                  (80,971)        (203,766)
        Principal amortization of mortgage-backed securities                                        14,172           31,511
    Activity in investment securities held to maturity:
        Maturities                                                                                   4,997           15,639
        Purchases                                                                                  (15,119)          (1,264)
    Proceeds from sale of loans, net                                                                    --               82
    Loans originated and purchased, net of amortization
        and payoffs                                                                                (24,629)         (12,954)
    Purchases of banking premises and equipment, net                                                  (128)            (363)
    Proceeds from sale of foreclosed real estate                                                        --              116
                                                                                             -------------    -------------
          Net cash used in investing activities                                                    (51,390)         (52,937)
                                                                                             -------------    -------------

                                   (continued)

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                             ------------------------------
                                                                                                  2000            1999
                                                                                             -------------    -------------
                                                                                                    (In thousands)
Cash flows from financing activities:
    Net increase in deposits                                                                        59,790           29,879
    Net decrease in borrowings with maturities of
        three months or less                                                                       (26,745)          16,651
    Proceeds from long-term debt                                                                    23,464           12,000
    Issuance of common stock                                                                           153              352
    Payments to acquire treasury stock                                                              (5,419)          (7,689)
    Cash dividends paid                                                                             (2,496)          (2,658)
                                                                                             -------------    -------------
    Net cash provided by financing activities                                                       48,747           48,535
                                                                                             -------------    -------------

Net change in cash and cash equivalents                                                              4,077            3,508

Cash and cash equivalents at beginning of period                                                    20,910           22,002
                                                                                             -------------    -------------

Cash and cash equivalents at end of period                                                   $      24,987    $      25,510
                                                                                             =============    =============

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Note 1. Basis of Presentation

The consolidated interim financial statements of Medford Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Medford Savings Bank (the "Bank") presented herein are intended to be read in conjunction with the consolidated financial statements presented in the Company's annual report for the year ended December 31, 1999.

The consolidated financial information for the three and six months ended June 30, 2000 is unaudited. In the opinion of management, however, the consolidated financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results to be expected for the entire year.

Note 2. Commitments

At June 30, 2000, the Company had outstanding commitments to originate new residential and commercial real estate mortgage loans totaling approximately $22.0 million, which are not reflected on the consolidated balance sheet. Unadvanced funds on equity lines were $25.2 million, unadvanced construction loan funds were $12.1 million, and unadvanced funds on commercial lines of credit were $10.5 million at June 30, 2000.

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

Note 4. Defined Benefit Plan Termination

On January 26, 2000 the Board of Directors of the Bank voted to amend its employee benefit programs to provide for the cessation of pension benefit accruals effective February 29, 2000 in conjunction with its termination of the Defined Benefit Pension Plan ("Plan") effective March 31, 2000. Final Plan termination is subject to IRS approval.

During the first quarter of 2000, the Bank recorded an after-tax gain of $700,000 from the curtailment of its Plan. It is anticipated that the Bank will record an after-tax gain of approximately $1.2 million upon settlement and distribution of the Plan assets during the second half of 2000. On an on-going basis, a portion of the cost of providing the Plan will be reallocated to enhance 401(k) benefits for employees.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Consolidated net income was $3,130,000, or basic earnings per share of $0.39 ($0.37 diluted basis), for the three months ended June 30, 2000, compared to $3,002,000, or basic earnings per share of $0.36 ($0.34 diluted basis), for the comparable prior year period.

Net interest income was $9,092,000 for the quarter ended June 30, 2000, up $600,000 or 7.1% from the comparable 1999 period, and represented a net interest margin of 2.97% which compared to 2.97% for the comparable 1999 period. Net gains on sales of assets were zero for the 2000 second quarter compared to a gain of $285,000 for the same quarter in 1999.

Total operating expenses were $4,958,000 for the quarter ended June 30, 2000, up $206,000 or 4.3% from $4,752,000 during the comparable period in 1999. There was no provision for loan losses recorded for the three-month periods ended June 30, 2000 and 1999.

For the second quarter of 2000, the annualized return on assets was 1.01% and the annualized return on equity was 14.40%, compared to 1.02% and 12.89%, respectively, for the comparable period in 1999.

Consolidated net income was $6,837,000, or basic earnings per share of $0.83 ($0.81 diluted basis), for the six months ended June 30, 2000, compared to $6,700,000, or basic earnings per share of $0.80 ($0.76 diluted basis), for the comparable prior year period. Basic and diluted earnings per share have increased 3.7% and 6.6%, respectively, while consolidated net income increased $137,000 or 2.0% for the six months comparative period.

Net interest income was $18,062,000 for the six months ended June 30, 2000, up $947,000 or 5.5% from the comparable 1999 period, and represented a net interest margin of 2.97% compared to 3.02% for the six months ended June 30, 1999. The net loss on sales of assets totaled $74,000 for the first six months of 2000 compared to a gain of $1,528,000 for the same six-month period in 1999. During the six months ended June 30, 2000 there was a $1.2 million pre-tax curtailment gain from the termination of the Company's defined benefit pension plan.

Total operating expenses were $9,858,000 for the six months ended June 30, 2000, up $443,000 or 4.7% from $9,415,000 during the comparable period in 1999. The provision for loan losses recorded for the six months ended June 30, 2000 was $75,000 compared to zero for the same prior year period.

For the first six months of 2000, the annualized return on assets was 1.11% and the annualized return on equity was 15.66%, compared to 1.16% and 14.11%, respectively, for the comparable period in 1999.

Total non-performing assets were $1,562,000 or 0.12% of total assets at June 30, 2000, compared to $2,500,000 or 0.20%, respectively, at December 31, 1999. The allowance for loan losses at June 30, 2000 was $6,816,000, representing 1.04% of total loans. At December 31, 1999, the allowance for loan losses was $6,779,000, representing 1.07% of total loans. The Company had no foreclosed real estate at June 30, 2000 or December 31, 1999.

The Company had total assets of $1.28 billion and capital of $90.4 million at June 30, 2000, representing a capital to assets ratio of 7.07%, exceeding all regulatory requirements. When compared to December 31, 1999, investment securities increased $26.3 million or 4.9% to $562.1 million, total gross loans increased $24.6 million or 3.9% to $658.1 million, deposits increased $59.8 million or 6.6% to $971.1 million, and borrowings decreased $3.3 million or 1.5% to $212.4 million.

A more detailed discussion and analysis of the Company's financial condition and results of operations follows.

INVESMENT SECURITIES

Investment securities consist of the following:

                                                                     June 30,        December 31,
                                                                       2000              1999
                                                                 ---------------   ---------------
                                                                          (In thousands)
Securities available for sale, at fair value                     $       536,355   $       520,030
Securities held to maturity, at amortized cost                            14,447             5,000
Restricted equity securities:
    Federal Home Loan Bank stock                                          10,206             9,683
    Northeast Retirement Services                                             31                31
    Massachusetts Savings Bank Life Insurance stock                        1,114             1,114
                                                                 ---------------   ---------------

                                                                 $       562,153   $       535,858
                                                                 ===============   ===============

The amortized cost and fair value of investment securities, excluding restricted equity securities, at June 30, 2000 and December 31, 1999 with gross unrealized gains and losses, follows:

                                                                                    Gross            Gross
                                                                  Amortized       Unrealized       Unrealized           Fair
                  June 30, 2000                                     Cost            Gains            Losses            Value
-------------------------------------------------------        --------------   --------------   --------------    --------------
                                                                                        (In thousands)
Securities Available for Sale
Debt securities:
    Corporate bonds                                            $      277,363   $          224   $       (3,652)   $      273,935
    Mortgage-backed                                                   218,958               --           (9,883)          209,075
    U.S. Government and federal agency obligations                     53,170               --           (1,676)           51,494
                                                               --------------   --------------   --------------    --------------
         Total debt securities                                        549,491              224          (15,211)          534,504
Marketable equity securities                                            2,305               44             (498)            1,851
                                                               --------------   --------------   --------------    --------------

             Total securities available for sale               $      551,796   $          268   $      (15,709)   $      536,355
                                                               ==============   ==============   ==============    ==============
Securities Held to Maturity
Debt securities:
    Mortgage-backed                                            $        9,676   $          104   $           --             9,780
    U.S. Government and federal agency obligations                      4,771               58               --             4,829
                                                               --------------   --------------   --------------    --------------

             Total securities held to maturity                 $       14,447   $          162   $           --    $       14,609
                                                               ==============   ==============   ==============    ==============

                                                                                    Gross            Gross
                                                                  Amortized       Unrealized       Unrealized           Fair
                December 31, 1999                                   Cost            Gains            Losses            Value
-------------------------------------------------------        --------------   --------------   --------------    --------------
                                                                                        (In thousands)
Securities Available for Sale
Debt securities:
    Corporate bonds                                            $      250,078   $           42   $       (3,353)   $      246,767
    Mortgage-backed                                                   224,083               --           (9,627)          214,456
    U.S. Government and federal agency obligations                     59,144               --           (2,017)           57,127
                                                               --------------   --------------   --------------    --------------
         Total debt securities                                        533,305               42          (14,997)          518,350
Marketable equity securities                                            2,097                6             (423)            1,680
                                                               --------------   --------------   --------------    --------------

             Total securities available for sale               $      535,402   $           48   $      (15,420)   $      520,030
                                                               ==============   ==============   ==============    ==============
Securities Held to Maturity
    U.S. Government obligations                                $        5,000   $            6   $           --    $        5,006
                                                               ==============   ==============   ==============    ==============

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2000 are as follows:

                                                Available for Sale                 Held to Maturity
                                         -------------------------------   -------------------------------
                                           Amortized           Fair          Amortized           Fair
                                              Cost            Value             Cost            Value
                                         --------------   --------------   --------------   --------------
                                                                 (In thousands)
Within 1 year                            $       85,874   $       85,272   $           --   $           --
After 1 year through 5 years                    239,303          235,335            4,771            4,829
After 5 years through 10 years                    5,356            4,822               --               --
                                         --------------   --------------   --------------   --------------
                                                330,533          325,429            4,771            4,829
Mortgage-backed securities                      218,958          209,075            9,676            9,780
                                         --------------   --------------   --------------   --------------

                                         $      549,491   $      534,504   $       14,447   $       14,609
                                         ==============   ==============   ==============   ==============

The amortized cost and fair value of debt securities by contractual maturity at December 31, 1999 are as follows:

                                                Available for Sale                 Held to Maturity
                                         -------------------------------   -------------------------------
                                           Amortized           Fair          Amortized           Fair
                                              Cost            Value             Cost            Value
                                         --------------   --------------   --------------   --------------
                                                                 (In thousands)
Within 1 year                            $       64,996   $       64,987   $        5,000   $        5,006
After 1 year through 5 years                    238,848          234,204               --               --
After 5 years through 10 years                    5,378            4,703               --               --
                                         --------------   --------------   --------------   --------------
                                                309,222          303,894            5,000            5,006
Mortgage-backed securities                      224,083          214,456               --               --
                                         --------------   --------------   --------------   --------------

                                         $      533,305   $      518,350   $        5,000   $        5,006
                                         ==============   ==============   ==============   ==============

Investment securities increased $26.3 million from $535.8 million at December 31, 1999 to $562.1 million at June 30, 2000. At June 30, 2000 the securities portfolio classified as "available for sale" reflected a net unrealized pre-tax loss of $15.7 million as a result of the ongoing rise in market rates as compared to an unrealized pre-tax loss of $15.4 million at December 31, 1999. In accordance with the Company's asset-liability strategies, purchases of mortgage-backed securities are primarily in fifteen year mortgages with weighted-average lives of six years and other investment securities are generally short-term with maturities of five years or less.

Sales of debt securities produced no losses during the 2000 second quarter and a loss of $64,000 for the six months ended June 30, 2000 compared to gains of $250,000 and $1,489,000 for the second quarter and six months ended June 30, 1999, respectively. Sales of equities produced no losses during the 2000 second quarter and $10,000 for the six months ended June 30, 2000 compared to gains of $35,000 and $39,000 for the second quarter and six months ended June 30, 1999, respectively.

LOANS

A summary of the Company's outstanding loan balances as of the dates indicated as follows:

                                                              June 30,        December 31,
                                                                2000              1999
                                                          ---------------    ---------------
                                                                   (In thousands)
Mortgage loans on real estate:
    Residential 1 - 4 family                              $       482,437    $       465,420
    Commercial                                                    117,556            112,050
    Construction                                                   27,732             25,239
    Second mortgages                                                  740                774
    Equity lines of credit                                         20,485             19,394
                                                          ---------------    ---------------
                                                                  648,950            622,877
    Less:  Unadvanced loan funds                                  (12,137)           (11,735)
                                                          ---------------    ---------------
                                                                  636,813            611,142
                                                          ---------------    ---------------
Other loans:
    Commercial                                                     17,266             18,124
    Personal                                                        1,956              2,071
    Other                                                             780                841
                                                          ---------------    ---------------
                                                                   20,002             21,036
                                                          ---------------    ---------------

Add:  Net premium on loans acquired                                   171                198
      Net deferred loan origination costs                           1,168              1,154
                                                          ---------------    ---------------
              Total loans                                         658,154            633,530
Less allowance for loan losses                                     (6,816)            (6,779)
                                                          ---------------    ---------------

              Loans, net                                  $       651,338    $       626,751
                                                          ===============    ===============

Total gross loans outstanding at June 30, 2000 increased $24.6 million to $658.1 million when compared to the December 31, 1999 level. The $24.6 million increase in gross loans can be principally explained by the growth in residential 1-4 family real estate mortgage loans of $17.0 million, commercial real estate loans of $5.5 million and construction real estate loans of $2.5 million from the December 31, 1999 levels. Changes in all other loan categories during the three months ended June 30, 2000 are representative of net activity in new loan originations and amortization and payoffs.

NON-PERFORMING ASSETS

Total non-performing assets were $1.5 million and $2.5 million at June 30, 2000 and December 31, 1999, respectively. There were no foreclosed assets at June 30, 2000 or December 31, 1999. As a percentage of total assets, nonperforming assets equaled 0.12% and 0.20% at June 30, 2000 and December 31, 1999, respectively. Fluctuations in total nonperforming assets occur from quarter to quarter but remain at historically low levels. It is the Company's general policy to place loans on a non-accrual status when such loans become 90 days contractually delinquent or when the collectibility of principal or interest payments becomes doubtful. When a loan is placed on non-accrual status, its interest income accrual ceases and all income previously accrued but unpaid is reversed.

In accordance with SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that the borrower will be unable to meet principal or interest payments as agreed in the original loan contract. The principal balance of impaired loans at June 30, 2000 was $1.5 million, all of which were included in the $1.5 million non-performing assets referenced in the preceding paragraph. The loan loss allowance allocated to these impaired loans was $108,000 at June 30, 2000.

ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses follows:

                                                  Six Months Ended
                                                      June 30,
                                           --------------------------------
                                                2000              1999
                                           --------------    --------------
                                                   (In thousands)

Balance at beginning of period             $        6,779    $        6,876
Provision for loan losses                              75                --
Recoveries                                             12                38
Loans charged-off                                     (50)              (67)
                                           --------------    --------------

Balance at end of period                   $        6,816    $        6,847
                                           ==============    ==============

The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, known inherent risks in the nature and volume of the loan portfolio, levels of non-performing loans, adverse situations that may affect the borrowers' ability to repay, trends in delinquencies and charge-offs, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available. Ultimate losses may vary from current estimates and future additions to the allowance may be necessary.

The allowance for loan losses was $6.8 million at June 30, 2000, a reserve coverage of 1.04% of total loans. At December 31, 1999, the allowance for loan losses was $6.8 million, representing 1.07% of total loans.

DEPOSITS

Total deposits increased $59.8 million from December 31, 1999 to $971.1 million at June 30, 2000. Generally, the Company's strategy is to maintain stable deposit rates and to increase deposit levels through selective core deposit and term deposit promotions. To retain core deposits, the Company continues to promote its "ComboPlus" account, which combines a statement savings and a demand account. This "ComboPlus" account has contributed to an increase in both its related savings and demand deposits. The following table indicates the balances in various deposit accounts at the dates indicated.

                                                    June 30,      December 31,
                                                      2000            1999
                                                --------------   --------------
                                                        (In thousands)

Demand                                          $       63,265   $       51,202
NOW                                                     63,443           60,811
Savings and money market accounts                      395,042          382,970
Term certificates                                      449,368          416,345
                                                --------------   --------------

          Total deposits                        $      971,118   $      911,328
                                                ==============   ==============

BORROWED FUNDS

Historically, the Company has a selectively engaged a long-term borrowings to fund loans and has entered into short-term repurchase agreements to fund investment securities purchases. At June 30, 2000, the Company's long-term borrowings increased by $23.5 million to $172.1 million from $148.6 million at December 31, 1999 while its short-term borrowings decreased by $26.8 million to $40.3 million from $67.1 million at year-end. At June 30, 2000, borrowed funds totaled $212.4 million, decreasing $3.3 million from the $215.7 million reported at December 31, 1999.

STOCKHOLDERS' EQUITY

The Company's capital to assets ratio was 7.07% and 7.42% at June 30, 2000 and December 31, 1999, respectively.

The Company (on a consolidated basis) and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies, such as the Company, are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1999, the Company and the Bank met all capital adequacy requirements to be categorized as well capitalized. No conditions or events occurred during the first six months of 2000 that management believes have changed the Company's or the Bank's category. Therefore, management believes as of June 30, 2000 that the Company and the Bank met all capital adequacy requirements to continue to be categorized as well capitalized.

The Company's book value at June 30, 2000 was $11.20 per share, compared with $10.84 per share at December 31, 1999.

                              RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000 VS QUARTER ENDED JUNE 30, 1999

NET INTEREST INCOME

Interest and dividend income from loans and investments increased $1.9 million or 10.0% to $21.2 million for the 2000 second quarter when compared to the same quarter in 1999. For the 2000 second quarter, average earning assets totaled $1.223 billion, an increase of $78.8 million or 6.9% over the comparable average for 1999, with $18.2 million of that increase attributed to short and long-term investment securities and $60.6 million attributed to loans. The annualized yields on earning assets were 6.93% and 6.73% for the second quarters in 2000 and 1999, respectively. The yield on investment securities was 6.17% for the second quarter 2000 as compared 5.99% for the second quarter 1999. Short and long-term investments contributed $571,000 of additional interest and dividend income when comparing the second quarter of 2000 to the second quarter of 1999, primarily as a result of higher average balances. The increase in the average balance on loans and an increase in the yield, from 7.44% to 7.58%, caused interest income on loans to increase by $1,358,000 from its 1999 second quarter level.

Total interest expense for the three months ended June 30, 2000 was $12.1 million, reflecting an increase of $1.3 million or 12.4% over the same period in 1999. At June 30, 2000 average interest-bearing liabilities were $1.10 billion, an increase of $64.3 million or 6.2% over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $28.7 million and average borrowed funds increasing $35.5 million. Deposit growth occurred as rates paid increased from 3.87% to 4.02% for the quarters ended June 30, 1999 and 2000, respectively. Overall, interest expense on deposits increased $578,000 to $8.9 million as a result of the increase in average deposits and in rates paid. Interest expense on borrowed funds increased $751,000 as the average balances increased and the rates paid on borrowed funds increased 47 basis points to 5.93% in the second quarter of 2000 compared to the second quarter in 1999. The overall cost of interest bearing liabilities increased to 4.39% from 4.15% when comparing the two quarters.

Net interest income increased 7.1% or $600,000 to $9.1 million when comparing the second quarter in 2000 to the same quarter in 1999, as the weighted average rate spread decreased by 4 basis points to 2.54% while the net interest margin remained at 2.97%. The yield on earning assets increased 20 basis points to 6.93% in the second quarter 2000 as compared to the same quarter in 1999, while the cost of interest bearing liabilities increased by 24 basis points to 4.39%. This resulted in an interest rate spread and a net interest margin of 2.54% and 2.97%, respectively, for the three months ended June 30, 2000.

                              MEDFORD BANCORP, INC.
                              INTEREST RATE SPREAD

                                                      Three Months Ended
                                                           June 30,
                                               --------------------------------
                                                    2000              1999
                                               --------------    --------------
Weighted average yield earned on:
    Short-term investments                               6.15%             4.66%
    Investment securities                                6.17              5.99
    Loans                                                7.58              7.44
                                               --------------    --------------

          All earning assets                             6.93%             6.73%
                                               --------------    --------------

Weighted average rate paid on:
    Deposits                                             4.02%             3.87%
    Borrowed funds                                       5.93              5.46
                                               --------------    --------------

          All interest-bearing liabilities               4.39%             4.15%
                                               --------------    --------------

Weighted average rate spread                             2.54%             2.58%
                                               ==============    ==============

Net interest margin                                      2.97%             2.97%
                                               ==============    ==============

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors, including the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at June 30, 2000, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

Although there was growth in the loan portfolio, partially offset by the reduced allocation associated with non-performing loans, the Company recorded no provision for loan losses for the second quarter of 2000 and 1999. The Company recorded net loan charge-offs of $12,000 for the three months ended June 30, 2000 compared to net loan recoveries of $22,000 for the same period in 1999.

OTHER INCOME

Other income, including customer service fees and gains and losses on sales of assets equaled $745,000 in the second quarter of 2000 as compared to $990,000 in the second quarter of 1999, representing a decrease of $245,000 or 24.7%. The $285,000 decrease in gains on sales of securities when comparing the second quarters of 2000 to 1999 principally accounts for the decrease in other income. See related discussions under "Investment Securities" included in "Management's Discussion and Analysis" in Item 2 of Part 1 of this report.

OPERATING EXPENSES

Operating expenses increased $206,000 or 4.3% to $4,958,000 for the three months ended June 30, 2000 when compared to the same period in 1999. Salaries and employee benefits increased $149,000, when comparing the second quarter of 2000 to 1999, reflecting combined effects of increased staffing and wage pressures in a tight labor market. Other general and administrative expenses increased $43,000 when comparing the three months ended June 30, 2000 and the same period in 1999. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, was 1.59% for the three months ended June 30, 2000, as compared to 1.66% for the prior year comparable period. The Company continues to focus on cost containment with the intent to be a low cost provider of high quality banking products and services.

PROVISION FOR INCOME TAXES

The Bank's effective tax rate for three months ended June 30, 2000 was 35.85% as compared to 36.53% for the period ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 VS SIX MONTHS ENDED JUNE 30, 1999

NET INTEREST INCOME

Interest and dividend income from loans and investments increased $3.5 million or 9.1% to $41.7 million for the first six months of 2000 when compared to 1999. Over the first half of 2000 average earning assets totaled $1.2 billion, an increase of $88.3 million or 7.8% over the comparable average for 1999, with $30.6 million of that increase attributed to short and long-term investment securities and $57.7 million attributed to loans. The annualized yields on earning assets were 6.87% and 6.79% for the six months ended June 30, 2000 and 1999, respectively. The yield on investment securities was 6.12% for the first half of 2000, an increase of 9 basis points from 6.03% for the same period in 1999. Short and long-term investments contributed $1,215,000 of additional interest and dividend income when comparing the first six months of 2000 to the first six months of 1999, primarily as a result of higher average balances. The increase in the average balance on loans and yield from 7.51% to 7.54% caused interest income on loans to increase by $2,274,000 from the 1999 six-month period.

Total interest expense for the six months ended June 30, 2000 was $23.6 million, reflecting an increase of $2.5 million or 12.1% over the same period in 1999. At June 30, 2000 average interest-bearing liabilities were $1.094 billion, an increase of $76.3 million or 7.5% over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $33.7 million and average borrowed funds increasing $42.6 million. Deposit growth occurred as rates paid increased from 3.91% to 3.96% for the six months ended June 30, 2000 and 1999, respectively. Overall, interest expense on deposits increased $935,000 to $17.3 million due to increases in both average deposits and rates paid. Interest expense on borrowed funds increased $1,611,000 as the average balances increased and the rates paid on borrowed funds increased 38 basis points to 5.81% in the first six months of 2000 compared to the first six months of 1999. The overall cost of interest bearing liabilities increased to 4.32% from 4.16% when comparing the two periods.

Net interest income increased 5.5% or $947,000 to $18.1 million when comparing the six months in 2000 to the same period in 1999 even as the weighted average rate spread and the net interest margin decreased by 8 and 5 basis points, respectively. The increase in net interest income is primarily due to increased levels of earning assets while the basis points declines in spread and margin reflect the changing mix of earning assets and interest bearing liabilities. The yield on earning assets increased 8 basis points to 6.87% in the first six months of 2000 as compared to the first six months of 1999, while the cost of interest bearing liabilities increased by 16 basis points to 4.32%. This resulted in an interest rate spread and a net interest margin of 2.55% and 2.97%, respectively, for the six months ended June 30, 2000.

                              MEDFORD BANCORP, INC.
                              INTEREST RATE SPREAD

                                                      Six Months Ended
                                                          June 30,
                                               --------------------------------
                                                    2000              1999
                                               --------------    --------------

Weighted average yield earned on:
    Short-term investments                               5.82%             4.66%
    Investment securities                                6.12              6.03
    Loans                                                7.54              7.51
                                               --------------    --------------

          All earning assets                             6.87%             6.79%
                                               --------------    --------------

Weighted average rate paid on:
    Deposits                                             3.96%             3.91%
    Borrowed funds                                       5.81              5.43
                                               --------------    --------------

          All interest-bearing liabilities               4.32%             4.16%
                                               --------------    --------------

Weighted average rate spread                             2.55%             2.63%
                                               ==============    ==============

Net interest margin                                      2.97%             3.02%
                                               ==============    ==============

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors, including the quality of specific loans, risk characteristics of the loan portfolio generally, the level f non performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at June 30, 2000, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

Due to growth in the loan portfolio, the Company recorded a $75,000 provision for loan losses for the first six months of 2000. No provision for loan losses was recorded for the first six months of 1999. The Company recorded net loan charge-offs of $38,000 for the six months ended June 30, 2000 compared to net loan charge-offs of $29,000 for the same period in 1999.

OTHER INCOME

Other income, including customer service fees and gains and losses on sales of assets equaled $2.6 million in the first six months of 2000 as compared to $2.9 million in the first six months of 1999, representing a decrease of $249,000 or 8.6%. The $1.6 million decrease in combined gains on sales of securities and loans, when comparing the first six months of 2000 to 1999, was partially offset by a $1.2 million pre-tax curtailment of the Company's defined benefit pension plan. See related discussions under "Investment Securities" included in "Management's Discussion and Analysis" in Item 2 of Part I and "Note 4. Defined Benefit Pension Plan Termination" in Item 1 of Part I of this report.

OPERATING EXPENSES

Operating expenses increased $443,000 or 4.7% to $9,858,000 for the six months ended June 30, 2000 when compared to the same period in 1999. Salaries and employee benefits rose $284,000 during the first half of 2000 when compared 1999, reflecting combined effects of increased staffing and wage pressures in a tight labor market. Other general and administrative expenses increased $155,000 when comparing the six months ended June 30, 2000 and the same period in 1999. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, was 1.60% for the six months ended June 30, 2000, as compared to 1.63% for the prior year comparable period. The Company continues to focus on cost containment with the intent to be a low cost provider of high quality banking products and services.

PROVISION FOR INCOME TAXES

The Bark's effective tax rate for six months ended June 30, 2000 was 36.46% as compared to 36.67% for the period ended June 30, 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are customer deposits, amortization and payoff of existing loan principal and sales or maturities of various investment securities. The Company is a voluntary member of the Federal Home Loan Bank of Boston ("FHLBB"), and as such may take advantage of the FHLBB's borrowing programs to enhance liquidity and leverage its favorable capital position. The Company also may draw on lines of credit at the FHLBB and a large commercial bank, and it may pledge U.S. Government securities to borrow from certain investment firms and the Mutual Savings Central Fund of Massachusetts. These various sources of liquidity are used to fund withdrawals, new loans, and investments.

Management seeks to promote deposit growth while controlling the Company's cost of funds. Sales oriented programs to attract new depositors and the cross-selling of various products to its existing customer base are currently in place. Management reviews, on an ongoing basis, possible new products, with particular attention to products and services that will assist retention of the Company's base of lower-costing deposits.

Maturities and sales of investment securities provide significant liquidity to the Company. The Company's policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the six months ended June 30, 2000 cash flow from maturities and sales of securities was $55.3 million compared to $133.7 million for the six months ended June 30, 1999. Principal payments received on mortgage-backed investments during the six months ended June 30, 2000 and 1999 totaled $14.1 million and $31.5 million, respectively. During periods of high interest rates, maturities in the bond portfolio have provided significant liquidity at a lower cost than borrowings.

Amortization and payoffs of the loan portfolio also contribute significant liquidity to the Company. Traditionally, the amortization and payoffs have been reinvested into loans. When payoff rates exceed origination rates, excess liquidity from loan payoffs is shifted into the investment portfolio.

The Company also uses borrowed funds as a source of liquidity. These borrowings generally contribute toward funding over-all loan growth. At June 30, 2000 the Company's outstanding borrowings from the FHLBB were $192.1 million, as compared to $193.6 million at December 31, 1999. The Company also utilizes repurchase agreements as a source of funding when management deems market conditions to be conducive to such activities. Repurchase agreements totaled $19.2 million at June 30, 2000 as compared to $21.2 million at December 31, 1999.

Commitments to originate residential and commercial real estate mortgage loans at June 30, 2000, excluding unadvanced construction funds of $12.1 million, were $22.0 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

Purchases of securities during the six months ended June 30, 2000 totaled $96.1 million, consisting of debt instruments generally maturing in less than five years and equities. This compares with purchases of $205.0 million for the six months ended June 30, 1999.

Residential and commercial real estate mortgage loan originations for the six months ended June 30, 2000 totaled $77.9 million, compared with $67.5 million for the six months ended June 30, 1999.

The Company's capital position (total stockholders' equity) was $90.4 million or 7.07% of total assets at June 30, 2000 compared with $90.8 million or 7.42% of total assets at December 31, 1999. During the six months ended June 30, 2000 the Company purchased 358,000 shares of its common stock in accordance with a previously announced stock purchase program. The Company's capital position exceeds all regulatory requirements

                        ASSET-LIABILITY MANAGEMENT

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

The Company actively manages its liability portfolio in order to effectively plan and manage growth and maturities of deposits. Management recognizes the need for strict attention to all deposits. Accordingly, plans for growth of all deposit types are reviewed regularly. Programs are in place which are designed to build multiple relationships with customers and to enhance the Company's ability to retain deposits at controlled rates of interest, and management has adopted a policy of reviewing interest rates on an ongoing basis on all deposit accounts in order to control deposit growth and interest costs.

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

There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2000 from those presented in the Company's 1999 Annual Report.

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

ITEM 4 -    Submission of Matters to a Vote of Security Holders

            The Company's annual meeting of stockholders was held on April 24, 2000 (the "Annual Meeting"). The presence, in person or by proxy, of at least a majority of the total number of issued and outstanding shares of the Company's common stock, $.50 par value per share (the "Common Stock") was necessary to constitute a quorum for the transaction of business at the Annual Meeting. There were 8,227,200 shares of Common Stock issued, outstanding and eligible to vote as of March 1, 2000. A total of 7,255,010.540 shares of Common Stock were present in person or by proxy at the Annual Meeting, constituting a quorum.

            At the Annual Meeting, the stockholders elected the following four individuals as Directors of the Company to serve until the 2003 annual meting of stockholders, with the following votes cast:

                                                                        Broker Non-Votes
            Nominee                    For               Withheld       And Abstentions
            Edward D. Brickley         7,141,860.065     113,150.475           0
            Robert A. Havern III       7,135,875.833     119,134.707           0
            Francis D. Pizzella        7,129,659.200     125,351.340           0
            Deborah A. Burke-Santoro   7,129,961.502     125,049.038           0

            The following additional Directors of the Company continued as Directors after the Annual Meeting: David L. Burke, Paul J. Crowley, Mary Lou Doherty, Edward J. Gaffey, Andrew D. Guthrie, Jr., M.D., Arthur H. Meehan and Eugene R. Murray.

ITEM 5 -    Other Information

            None.

ITEM 6 -    Exhibits and Reports on Form 8-K

            (a)   Exhibit     Description
                  -------     -----------

                  Exhibit
                  -------
                    27        Financial Data Schedule

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the three month period ended June 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MEDFORD BANCORP, INC.


Date: August 14, 2000


      /s/ Arthur H. Meehan
      ---------------------------------------------------------------
      Arthur H. Meehan
      Chairman, President and Chief Executive Officer


Date: August 14, 2000


      /s/ Phillip W. Wong
      ---------------------------------------------------------------
      Phillip W. Wong
      Executive Vice President, Treasurer and Chief Financial Officer