Form 10-Q
period 2000-09-30
MEDFORD BANCORP INC
filed 2000-11-14
CIK 1049895

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   |X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

   |_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from_______to______

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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  |X|                No |_|

The number of shares outstanding of Medford Bancorp, Inc.'s common stock, $0.50 par value per share, as of September 30, 2000 was 8,066,768.

                               TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

ITEM 1 -   FINANCIAL STATEMENTS                                             PAGE

           Consolidated Balance Sheets                                         1

           Consolidated Statements of Income                                 2-5

           Consolidated Statements of Changes in Stockholders' Equity          6

           Consolidated Statements of Cash Flows                             7-8

           Notes to Consolidated Financial Statements                          9

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   10-25

ITEM 3 -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                        25

PART II    OTHER INFORMATION

ITEM 1 -   Legal Proceedings                                                  25

ITEM 2 -   Changes in Securities and Use of Proceeds                          25

ITEM 3 -   Defaults Upon Senior Securities                                    26

ITEM 4 -   Submission of Matters to a Vote of Security Holders                26

ITEM 5 -   Other Information                                                  26

ITEM 6 -   Exhibits and Reports on Form 8-K                                   26

           SIGNATURES                                                         27

           Exhibit Index                                                      28

PART I     FINANCIAL INFORMATION

ITEM 1     Financial Statements

                              MEDFORD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30,   December 31,
                                                                           2000            1999
                                                                       -------------   ------------
                                                                              (In thousands)
ASSETS
Cash and due from banks                                                 $    18,422    $    17,043
Interest-bearing deposits                                                     3,106          3,867
                                                                        -----------    -----------
              Cash and cash equivalents                                      21,528         20,910

Investment securities available for sale                                    530,588        520,030
Investment securities held to maturity                                       33,998          5,000
Restricted equity securities                                                 11,751         10,828
Loans                                                                       675,986        633,530
    Less allowance for loan losses                                           (6,842)        (6,779)
                                                                        -----------    -----------
              Loans, net                                                    669,144        626,751
                                                                        -----------    -----------

Banking premises and equipment, net                                          10,968         11,566
Accrued interest receivable                                                  10,668          9,162
Goodwill and deposit-based intangibles                                        2,856          3,679
Other assets                                                                 14,940         16,986
                                                                        -----------    -----------
              Total assets                                              $ 1,306,441    $ 1,224,912
                                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                $   963,274    $   911,328
Short-term borrowings                                                        29,838         67,071
Long-term debt                                                              212,117        148,653
Accrued taxes and expenses                                                    2,789          3,920
Other liabilities                                                             2,442          3,070
                                                                        -----------    -----------
               Total liabilities                                          1,210,460      1,134,042
                                                                        -----------    -----------

Stockholders' equity:
  Serial preferred stock, $.50 par value, 5,000,000 shares
    authorized; none issued                                                      --             --
  Common stock, 15,000,000 shares authorized; $.50 par value,
    9,122,596 shares issued                                                   4,561          4,561
  Additional paid-in capital                                                 23,495         24,839
  Retained earnings                                                          92,084         85,153
  Accumulated other comprehensive loss                                       (5,390)        (9,405)
  Treasury stock at cost (1,055,828 and 739,344 shares, respectively)       (18,769)       (14,278)
                                                                        -----------    -----------
              Total stockholders' equity                                     95,981         90,870
                                                                        -----------    -----------

              Total liabilities and stockholders' equity                $ 1,306,441    $ 1,224,912
                                                                        ===========    ===========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months Ended
                                                           September 30,
                                                       --------------------
                                                         2000        1999
                                                       --------    --------
                                                       (Dollars in thousands,
                                                       except per share data)
Interest and dividend income:
    Interest and fees on loans                         $ 12,695    $ 11,308
    Interest on debt securities                           8,862       8,110
    Dividends on equity securities                          258         188
    Interest on short-term investments                       79          59
                                                       --------    --------
               Total interest and dividend income        21,894      19,665
                                                       --------    --------

Interest expense:
    Interest on deposits                                  9,474       8,132
    Interest on short-term borrowings                       462         862
    Interest on long-term debt                            2,948       1,887
                                                       --------    --------
               Total interest expense                    12,884      10,881
                                                       --------    --------

Net interest income                                       9,010       8,784
Provision for loan losses                                    --          --
                                                       --------    --------
Net interest income, after provision for loan losses      9,010       8,784
                                                       --------    --------

Other income:
    Customer service fees                                   507         457
    Loss on sales of investment securities, net             (90)         (6)
    Miscellaneous                                           224         196
                                                       --------    --------
               Total other income                           641         647
                                                       --------    --------

Operating expenses:
    Salaries and employee benefits                        2,785       2,730
    Occupancy and equipment                                 638         631
    Data processing                                         392         370
    Professional fees                                       111         103
    Amortization of intangibles                             273         282
    Advertising and marketing                               203         156
    Other general and administrative                        595         505
                                                       --------    --------
               Total operating expenses                   4,997       4,777
                                                       --------    --------

Income before income taxes                                4,654       4,654

Provision for income taxes                                1,638       1,626
                                                       --------    --------

Net income                                             $  3,016    $  3,028
                                                       ========    ========

                                   (continued)

                              MEDFORD BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (continued)

                                                       Three Months Ended
                                                          September 30,
                                                      ---------------------
                                                         2000        1999
                                                      ---------   ---------
                                                      (Dollars in thousands,
                                                      except per share data)
Earnings per share:
    Basic                                             $    0.37   $    0.36
    Diluted                                           $    0.36   $    0.35

Cash dividends declared per share                     $    0.12   $    0.11

Weighted averages shares outstanding:
    Basic                                             8,048,154   8,377,148
    Diluted                                           8,315,642   8,741,568

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                           Nine Months Ended
                                                             September 30,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                         (Dollars in thousands,
                                                         except per share data)
Interest and dividend income:
    Interest and fees on loans                           $ 37,049    $ 33,387
    Interest on debt securities                            25,613      23,754
    Dividends on equity securities                            658         480
    Interest on short-term  investments                       269         246
                                                         --------    --------
               Total interest and dividend income          63,589      57,867
                                                         --------    --------

Interest expense:
    Interest on deposits                                   26,782      24,505
    Interest on short-term borrowings                       1,844       1,549
    Interest on long-term debt                              7,891       5,914
                                                         --------    --------
               Total interest expense                      36,517      31,968
                                                         --------    --------

Net interest income                                        27,072      25,899
Provision for loan losses                                      75          --
                                                         --------    --------
Net interest income, after provision for loan losses       26,997      25,899
                                                         --------    --------

Other income:
    Customer service fees                                   1,464       1,376
    Gain (loss) on sales of investment securities, net       (164)      1,522
    Gain on sale of loans                                      --           3
    Pension plan curtailment gains                          1,195          --
    Miscellaneous                                             777         626
                                                         --------    --------
               Total other income                           3,272       3,527
                                                         --------    --------

Operating expenses:
    Salaries and employee benefits                          8,298       7,959
    Occupancy and equipment                                 1,936       1,879
    Data processing                                         1,139       1,128
    Professional fees                                         331         370
    Amortization of intangibles                               822         851
    Advertising and marketing                                 521         445
    Other general and administrative                        1,808       1,560
                                                         --------    --------
               Total operating expenses                    14,855      14,192
                                                         --------    --------

Income before income taxes                                 15,414      15,234
Provision for income taxes                                  5,561       5,506
                                                         --------    --------

Net income                                               $  9,853    $  9,728
                                                         ========    ========

                                   (continued)

                              MEDFORD BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                                        Nine Months Ended
                                                          September 30,
                                                      ---------------------
                                                        2000        1999
                                                      ---------   ---------
                                                      (Dollars in thousands,
                                                      except per share data)
Earnings per share:
    Basic                                             $    1.21   $    1.16
    Diluted                                           $    1.17   $    1.11

Cash dividends declared per share                     $    0.36   $    0.33

Weighted averages shares outstanding:
    Basic                                             8,144,345   8,397,677
    Diluted                                           8,427,433   8,790,839

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 2000 and 1999

                                                                                                        Accumulated
                                       Common Stock     Additional                 Treasury Stock          Other
                                  --------------------   Paid-In    Retained    ----------------------  Comprehensive
                                    Shares    Dollars    Capital    Earnings      Shares     Dollars    Income (Loss)    Total
                                  ----------  --------  ----------  --------    ----------- ----------  --------------  --------
                                                                      (In thousands)
Balance at December 31, 1999       9,122,596   $4,561   $ 24,839    $ 85,153      (739,344)  $(14,278)    $(9,405)     $  90,870
                                                                                                                       ---------
Comprehensive income:
  Net income                              --       --         --       9,853            --         --          --          9,853
  Change in net unrealized
    gain (loss) on securities
    available for sale, net
    of reclassification
    adjustment and tax effects            --       --         --          --            --         --       4,015          4,015
                                                                                                                       ---------
      Total comprehensive income                                                                                          13,868
                                                                                                                       ---------
Cash dividends declared
  ($.36 per share)                        --       --         --      (2,922)           --         --          --         (2,922)
Repurchase of treasury stock              --       --         --          --      (423,100)    (6,428)         --         (6,428)
Issuance of common stock under
  stock option plan and related
  income tax benefits                     --       --     (1,344)         --       106,616      1,937          --            593
                                   ---------   ------   --------    --------    ----------   --------     -------      ---------

Balance at September 30, 2000      9,122,596   $4,561   $ 23,495    $ 92,084    (1,055,828)  $(18,769)    $(5,390)     $  95,981
                                   =========   ======   ========    ========    ==========   ========     =======      =========

Balance at December 31, 1998       9,122,596   $4,561   $ 26,389    $ 76,770      (412,768)  $ (8,511)    $ 3,058      $ 102,267
                                                                                                                       ---------
Comprehensive loss:
  Net income                              --       --         --       9,728            --         --          --          9,728
  Change in net unrealized
    gain (loss) on securities
    available for sale, net
    of reclassification
    adjustment and tax effects            --       --         --          --            --         --      (9,473)        (9,473)
                                                                                                                       ---------
      Total comprehensive loss                                                                                               255
                                                                                                                       ---------
Cash dividends declared
  ($.33 per share)                        --       --         --      (2,760)           --         --          --         (2,760)
Repurchase of treasury stock              --       --         --          --      (425,796)    (7,689)         --         (7,689)
Issuance of common stock
  under stock option plan                 --       --     (1,467)         --        94,220      1,826          --            359
                                   ---------   ------   --------    --------    ----------   --------     -------      ---------

Balance at September 30, 1999      9,122,596   $4,561   $ 24,922    $ 83,738      (744,344)  $(14,374)    $(6,415)     $  92,432
                                   =========   ======   ========    ========    ==========   ========     =======      =========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Nine Months Ended
                                                                               September 30,
                                                                          ----------------------
                                                                             2000         1999
                                                                          ---------    ---------
                                                                               (In thousands)

Cash flows from operating activities:
   Net income                                                             $   9,853    $   9,728
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                                                75           --
        Depreciation and amortization, net                                    1,813        1,978
        Loss (gain) on sales of investment securities,  net                     164       (1,522)
        Gain on sale of loans                                                    --           (3)
    Decrease (increase) in accrued interest receivable and other assets      (1,985)         463
    Decrease in accrued taxes and expenses and other liabilities               (921)          (7)
                                                                          ---------    ---------
          Net cash provided by operating activities                           8,999       10,637
                                                                          ---------    ---------

Cash flows from investing activities:
    Activity in investment securities available for sale:
        Maturities                                                           59,974       40,250
        Sales                                                                15,849      104,802
        Purchases                                                          (102,846)    (238,383)
        Principal amortization of mortgage-backed securities                 23,285       40,482
    Activity in investment securities held to maturity:
        Maturities                                                            4,997       18,638
        Purchases                                                           (35,522)      (1,641)
    Proceeds from sale of loans, net                                             --           82
    Loans originated and purchased, net of amortization
        and payoffs                                                         (42,412)     (29,982)
    Purchases of banking premises and equipment, net                           (287)        (613)
    Proceeds from sale of foreclosed real estate                                 --          116
                                                                          ---------    ---------
          Net cash used in investing activities                             (76,962)     (66,249)
                                                                          ---------    ---------

                                   (continued)

                              MEDFORD BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                                                      Nine Months Ended
                                                        September 30,
                                                    --------------------
                                                      2000        1999
                                                    --------    --------
                                                       (In thousands)

Cash flows from financing activities:
    Net increase in deposits                          51,946      29,976
    Increase (decrease) in borrowings with
        maturities of three months or less           (37,233)     30,913
    Proceeds from long-term debt                      63,464       2,000
    Issuance of common stock                             298         359
    Payments to acquire treasury stock                (6,428)     (7,689)
    Cash dividends paid                               (3,466)     (3,583)
                                                    --------    --------
    Net cash provided by financing activities         68,581      51,976
                                                    --------    --------

Net change in cash and cash equivalents                  618      (3,636)

Cash and cash equivalents at beginning of period      20,910      22,002
                                                    --------    --------

Cash and cash equivalents at end of period          $ 21,528    $ 18,366
                                                    ========    ========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Note 1. Basis of Presentation

The consolidated interim financial statements of Medford Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Medford Savings Bank (the "Bank") presented herein are intended to be read in conjunction with the consolidated financial statements presented in the Company's annual report for the year ended December 31, 1999.

The consolidated financial information for the three and nine months ended September 30, 2000 is unaudited. In the opinion of management, however, the consolidated financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results to be expected for the entire year.

Note 2. Commitments

At September 30, 2000, the Company had outstanding commitments to originate new residential and commercial real estate mortgage loans totaling approximately $9.8 million, which are not reflected on the consolidated balance sheet. Unadvanced funds on equity lines were $23.6 million, unadvanced construction loan funds were $16.5 million, and unadvanced funds on commercial lines of credit were $10.5 million at September 30, 2000.

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

During the first quarter of 2000, the Bank recorded an after-tax gain of $700,000 from the curtailment of its Plan. It is anticipated that the Bank will record an after-tax gain of approximately $1.2 million upon settlement and distribution of the Plan assets during the fourth quarter of 2000. On an on-going basis, a portion of the cost of providing the Plan will be reallocated to enhance 401(k) benefits for employees.

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

Consolidated net income was $3,016,000, or basic earnings per share of $0.37 ($0.36 diluted basis), for the three months ended September 30, 2000, compared to $3,028,000, or basic earnings per share of $0.36 ($0.35 diluted basis), for the comparable prior year period.

Net interest income was $9,010,000 for the quarter ended September 30, 2000, up $226,000 or 2.6% from the comparable 1999 period, and represented a net interest margin of 2.93% which compared to 3.06% for the comparable 1999 period. Net loss on sale of assets was $90,000 for the 2000 third quarter compared to a net loss of $6,000 for the same quarter in 1999.

Total operating expenses were $4,997,000 for the quarter ended September 30, 2000, up $220,000 or 4.6% from $4,777,000 during the comparable period in 1999. There was no provision for loan losses recorded for the three-month periods ended September 30, 2000 and 1999.

For the third quarter of 2000, the annualized return on assets was 0.94% and the annualized return on equity was 13.04%, compared to 1.00% and 13.26%, respectively, for the comparable period in 1999.

Consolidated net income was $9,853,000, or basic earnings per share of $1.21 ($1.17 diluted basis), for the nine months ended September 30, 2000, compared to $9,728,000, or basic earnings per share of $1.16 ($1.11 diluted basis), for the comparable prior year period. Basic and diluted earnings per share have increased 4.3% and 5.4%, respectively, while consolidated net income increased $125,000 or 1.3% for the nine months comparative period.

Net interest income was $27,072,000 for the nine months ended September 30, 2000, up $1.2 million or 4.5% from the comparable 1999 period, and represented a net interest margin of 2.96% compared to 3.04% for the nine months ended September 30, 1999. The net loss on sales of assets totaled $164,000 for the first nine months of 2000 compared to a gain of $1,525,000 for the same nine-month period in 1999. During the nine months ended September 30, 2000 there was a $1.2 million pre-tax curtailment gain from the termination of the Company's defined benefit pension plan.

Total operating expenses were $14,855,000 for the nine months ended September 30, 2000, up $663,000 or 4.7% from $14,192,000 during the comparable period in 1999. The provision for loan losses recorded for the nine months ended September 30, 2000 was $75,000 compared to zero for the same prior year period.

For the first nine months of 2000, the annualized return on assets was 1.05% and the annualized return on equity was 14.75%, compared to 1.10% and 13.83%, respectively, for the comparable period in 1999.

Total non-performing assets were $826,000 or 0.06% of total assets at September 30, 2000, compared to $2,500,000 or 0.20%, respectively, at December 31, 1999. The allowance for loan losses at September 30, 2000 was $6,842,000, representing 1.01% of total loans. At December 31, 1999, the allowance for loan losses was $6,779,000, representing 1.07% of total loans. The Company had no foreclosed real estate at September 30, 2000 or December 31, 1999.

The Company had total assets of $1.31 billion and capital of $95.9 million at September 30, 2000, representing a capital to assets ratio of 7.35%, exceeding all regulatory requirements. When compared to December 31, 1999, investment securities increased $40.5 million or 7.6% to $576.3 million, total gross loans increased $42.5 million or 6.7% to $676.0 million, deposits increased $51.9 million or 5.7% to $963.3 million, and borrowings increased $26.2 million or 12.2% to $241.9 million.

A more detailed discussion and analysis of the Company's financial condition and results of operations follows.

INVESMENT SECURITIES

Investment securities consist of the following:

                                                     September 30,  December 31,
                                                         2000           1999
                                                     ------------   ------------
                                                           (In thousands)

Securities available for sale, at fair value           $530,588       $520,030
Securities held to maturity, at amortized cost           33,998          5,000
Restricted equity securities:
    Federal Home Loan Bank stock                         10,606          9,683
    Northeast Retirement Services                            31             31
    Massachusetts Savings Bank Life Insurance stock       1,114          1,114
                                                       --------       --------

                                                       $576,337       $535,858
                                                       ========       ========

The amortized cost and fair value of investment securities, excluding restricted equity securities, at September 30, 2000 and December 31, 1999 with gross unrealized gains and losses, follows:

                                                                  Gross      Gross
                                                    Amortized  Unrealized  Unrealized    Fair
               September 30, 2000                      Cost       Gains      Losses      Value
                                                     --------    -------     -------    --------
                                                                   (In thousands)
Securities Available for Sale
Debt securities:
    Corporate bonds                                  $283,472    $   986     $(1,859)   $282,599
    Mortgage-backed                                   210,444         72      (6,631)    203,885
    U.S. Government and federal agency obligations     43,198         --      (1,129)     42,069
                                                     --------    -------     -------    --------
         Total debt securities                        537,114      1,058      (9,619)    528,553
Marketable equity securities                            2,306       (271)         --       2,035
                                                     --------    -------     -------    --------

             Total securities available for sale     $539,420    $   787     $(9,619)   $530,588
                                                     ========    =======     =======    ========

Securities Held to Maturity
Debt securities:
    Mortgage-backed                                  $ 29,208    $   322     $    --      29,530
    U.S. Government and federal agency obligations      4,790        113          --       4,903
                                                     --------    -------     -------    --------

             Total securities held to maturity       $ 33,998    $   435     $    --    $ 34,433
                                                     ========    =======     =======    ========

                                                                  Gross      Gross
                                                    Amortized  Unrealized  Unrealized    Fair
               December 31, 1999                       Cost       Gains      Losses      Value
                                                     --------    -------     -------    --------
                                                                   (In thousands)
Securities Available for Sale
Debt securities:
    Corporate bonds                                  $250,078    $    42    $ (3,353)   $246,767
    Mortgage-backed                                   224,083         --      (9,627)    214,456
    U.S. Government and federal agency obligations     59,144         --      (2,017)     57,127
                                                     --------    -------    --------    --------
         Total debt securities                        533,305         42     (14,997)    518,350
Marketable equity securities                            2,097          6        (423)      1,680
                                                     --------    -------    --------    --------

             Total securities available for sale     $535,402    $    48    $(15,420)   $520,030
                                                     ========    =======    ========    ========

Securities Held to Maturity
    U.S. Government obligations                      $  5,000    $     6    $     --    $  5,006
                                                     ========    =======    ========    ========

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2000 are as follows:

                                    Available for Sale              Held to Maturity
                               ---------------------------    ---------------------------
                                 Amortized         Fair         Amortized         Fair
                                    Cost          Value           Cost           Value
                               ------------   ------------    ------------   ------------
                                                     (In thousands)
Within 1 year                  $     76,317   $     75,984    $         --   $         --
After 1 year through 5 years        245,009        243,778           4,790          4,903
After 5 years through 10 years        5,344          4,906              --             --
                               ------------   ------------    ------------   ------------
                                    326,670        324,668           4,790          4,903
Mortgage-backed securities          210,444        203,885          29,208         29,530
                               ------------   ------------    ------------   ------------

                               $    537,114   $    528,553    $     33,998   $     34,433
                               ============   ============    ============   ============

The amortized cost and fair value of debt securities by contractual maturity at December 31, 1999 are as follows:

                                    Available for Sale              Held to Maturity
                               ---------------------------    ---------------------------
                                 Amortized        Fair          Amortized         Fair
                                    Cost         Value             Cost          Value
                               ------------   ------------    ------------   ------------
                                                    (In thousands)
Within 1 year                  $     64,996   $     64,987    $      5,000   $      5,006
After 1 year through 5 years        238,848        234,204              --             --
After 5 years through 10 years        5,378          4,703              --             --
                               ------------   ------------    ------------   ------------
                                    309,222        303,894           5,000          5,006
Mortgage-backed securities          224,083        214,456              --             --
                               ------------   ------------    ------------   ------------

                               $    533,305   $    518,350    $      5,000   $      5,006
                               ============   ============    ============   ============

Investment securities increased $40.5 million from $535.8 million at December 31, 1999 to $576.3 million at September 30, 2000. At September 30, 2000 the securities portfolio classified as "available for sale" reflected a net unrealized pre-tax loss of $8.8 million as a result of the ongoing changes in market interest rates as compared to an unrealized pre-tax loss of $15.4 million at December 31, 1999. In accordance with the Company's asset-liability strategies, purchases of mortgage-backed securities are primarily in fifteen year mortgages with weighted-average lives of six years and other investment securities are generally short-term with maturities of five years or less.

Sales of debt securities produced a loss of $90,000 during the 2000 third quarter and a loss of $154,000 for the nine months ended September 30, 2000 compared to losses of $6,000 and gains of $1,483,000 for the third quarter and nine months ended September 30, 1999, respectively. Sales of equities produced losses of $10,000 during the nine months ended September 30, 2000 compared to gains of $39,000 for the nine months ended September 30, 1999. There were no sales of equities recorded in either of the quarterly periods ended September 30, 2000 and 1999.

LOANS

A summary of the Company's outstanding loan balances as of the dates indicated as follows:

                                             September 30,  December 31,
                                                2000            1999
                                             ------------   -----------
                                                    (In thousands)
Mortgage loans on real estate:
    Residential 1 - 4 family                    $ 490,323     $ 465,420
    Commercial                                    125,589       112,050
    Construction                                   34,092        25,239
    Second mortgages                                  729           774
    Equity lines of credit                         21,210        19,394
                                                ---------     ---------
                                                  671,943       622,877
    Less:  Unadvanced loan funds                  (16,478)      (11,735)
                                                ---------     ---------
                                                  655,465       611,142
                                                ---------     ---------

Other loans:
    Commercial                                     16,335        18,124
    Personal                                        2,016         2,071
    Other                                             838           841
                                                ---------     ---------
                                                   19,189        21,036
                                                ---------     ---------

Add: Net premium on loans acquired                    157           198
          Net deferred loan origination costs       1,175         1,154
                                                ---------     ---------
              Total loans                         675,986       633,530
Less allowance for loan losses                     (6,842)       (6,779)
                                                ---------     ---------

              Loans, net                        $ 669,144     $ 626,751
                                                =========     =========

Total gross loans outstanding at September 30, 2000 increased $42.5 million to $675.9 million when compared to the December 31, 1999 level. The increase in gross loans can be principally explained by the growth in residential 1-4 family real estate mortgage loans of $24.9 million, commercial real estate loans of $13.5 million and construction real estate loans of $8.9 million from the December 31, 1999 levels. Changes in all other loan categories during the three months ended September 30, 2000 are representative of net activity in new loan originations and amortization and payoffs.

NON-PERFORMING ASSETS

Total non-performing assets were $826,000 and $2.5 million at September 30, 2000 and December 31, 1999, respectively. There were no foreclosed assets at September 30, 2000 or December 31, 1999. As a percentage of total assets, nonperforming assets equaled 0.06% and 0.20% at September 30, 2000 and December 31, 1999, respectively. Fluctuations in total nonperforming assets occur from quarter to quarter but remain at historically low levels. It is the Company's general policy to place loans on a non-accrual status when such loans become 90 days contractually delinquent or when the collectibility of principal or interest payments becomes doubtful. When a loan is placed on non-accrual status, its interest income accrual ceases and all income previously accrued but unpaid is reversed.

In accordance with SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that the borrower will be unable to meet principal or interest payments as agreed in the original loan contract. The principal balance of impaired loans at September 30, 2000 was $814,000, all of which were included in the $826,000 non-performing assets referenced in the preceding paragraph. The loan loss allowance allocated to these impaired loans was $114,000 at September 30, 2000.

ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses follows:

                                  Nine Months Ended
                                    September 30,
                                 ------------------
                                   2000      1999
                                 -------    -------
                                    (In thousands)

Balance at beginning of period   $ 6,779    $ 6,876
Provision for loan losses             75         --
Recoveries                            46         49
Loans charged-off                    (58)      (153)
                                 -------    -------

Balance at end of period         $ 6,842    $ 6,772
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

The allowance for loan losses was $6.8 million at September 30, 2000, a reserve coverage of 1.01% of total loans. At December 31, 1999, the allowance for loan losses was $6.8 million, representing 1.07% of total loans.

DEPOSITS

Total deposits increased $51.9 million from December 31, 1999 to $963.3 million at September 30, 2000. Generally, the Company's strategy is to maintain stable deposit rates and to increase deposit levels through selective core deposit and term deposit promotions. To retain core deposits, the Company continues to promote its "ComboPlus" account, which combines a statement savings and a demand account. This "ComboPlus" account has contributed to an increase in both its related savings and demand deposits. The following table indicates the balances in various deposit accounts at the dates indicated.

                                September 30,   December 31,
                                    2000            1999
                                -------------   ------------
                                        (In thousands)

Demand                             $ 65,051       $ 51,202
NOW                                  59,607         60,811
Savings and money market accounts   391,338        382,970
Term certificates                   447,278        416,345
                                   --------       --------

          Total deposits           $963,274       $911,328
                                   ========       ========


BORROWED FUNDS

Historically, the Company has selectively engaged in long-term borrowings to fund loans and has entered into short-term repurchase agreements to fund investment securities purchases. At September 30, 2000, the Company's long-term borrowings increased by $63.5 million to $212.1 million from $148.6 million at December 31, 1999 while its short-term borrowings decreased by $37.2 million to $29.8 million from $67.1 million at year-end. At September 30, 2000, borrowed funds totaled $241.9 million, increasing $26.3 million from the $215.7 million reported at December 31, 1999.

STOCKHOLDERS' EQUITY

The Company's capital to assets ratio was 7.35% and 7.42% at September 30, 2000 and December 31, 1999, respectively.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and/or the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Holding companies, such as the Company, are not subject to prompt corrective action provisions. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1999, the Company and the Bank met all capital adequacy requirements to be categorized as well capitalized. No conditions or events occurred during the first nine months of 2000 that management believes have changed the Company's or the Bank's category. Therefore, management believes as of September 30, 2000 that the Company and the Bank met all capital adequacy requirements to continue to be categorized as well capitalized.

The Company's book value at September 30, 2000 was $11.90 per share, compared with $10.84 per share at December 31, 1999.

                              RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 VS QUARTER ENDED SEPTEMBER 30, 1999

NET INTEREST INCOME

Interest and dividend income from loans and investments increased $2.2 million or 11.3% to $21.9 million for the 2000 third quarter when compared to the same quarter in 1999. For the 2000 third quarter, average earning assets totaled $1.248 billion, an increase of $82.1 million or 7.1% over the comparable average for 1999, with $26.4 million of that increase attributed to short and long-term investment securities and $55.7 million attributed to loans. The annualized yields on earning assets were 7.03% and 6.76% for the third quarters in 2000 and 1999, respectively. The yield on investment securities was 6.33% for the third quarter 2000 as compared 6.04% for the third quarter 1999. Short and long-term investments contributed $821,000 of additional interest and dividend income when comparing the third quarter of 2000 to the third quarter of 1999, primarily as a result of higher average balances. The increase in the average balance on loans and an increase in the yield, from 7.43% to 7.65%, caused interest income on loans to increase by $1,387,000 from its 1999 third quarter level.

Total interest expense for the three months ended September 30, 2000 was $12.9 million, reflecting an increase of $2.0 million or 18.4% over the same period in 1999. At September 30, 2000 average interest-bearing liabilities were $1.12 billion, an increase of $66.5 million or 5.9% over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $46.4 million and average borrowed funds increasing $20.1 million. Overall, interest expense on deposits increased $1.3 million to $9.5 million as a result of the increase in average deposits and in rates paid from 3.77% to 4.17% for the quarters ended September 30, 1999 and 2000, respectively. Interest expense on borrowed funds increased $661,000 as the average balances increased and the rates paid on borrowed funds increased 68 basis points to 6.12% in the third quarter of 2000 compared to the third quarter in 1999. The overall cost of interest bearing liabilities increased to 4.56% from 4.08% when comparing the two quarters.

Net interest income increased 2.6% or $226,000 to $9.0 million when comparing the third quarter in 2000 to the same quarter in 1999 even as the weighted average rate spread decreased by 21 basis points to 2.47% while the net interest margin decreased 13 basis points to 2.93%. The increase in net interest income is primarily due to increased levels of earning assets while the basis point declines in spread and margin reflect the changing mix of earning assets and interest bearing liabilities. The yield on earning assets increased 27 basis points to 7.03% in the third quarter 2000 as compared to the same quarter in 1999, while the cost of interest-bearing liabilities increased by 48 basis points to 4.56%. This resulted in an interest rate spread and a net interest margin of 2.47% and 2.93%, respectively, for the three months ended September 30, 2000.

                              MEDFORD BANCORP, INC.
                              INTEREST RATE SPREAD

                                            Three Months Ended
                                              September 30,
                                            ------------------
                                              2000       1999
                                            -------    -------

Weighted average yield earned on:
    Short-term investments                    6.27%      5.02%
    Investment securities                     6.33       6.04
    Loans                                     7.65       7.43
                                             -----      -----

          All earning assets                  7.03%      6.76%
                                             -----      -----

Weighted average rate paid on:
    Deposits                                  4.17%      3.77%
    Borrowed funds                            6.12       5.44
                                             -----      -----

          All interest-bearing liabilities    4.56%      4.08%
                                             -----      -----

Weighted average rate spread                  2.47%      2.68%
                                             =====      =====

Net interest margin                           2.93%      3.06%
                                             =====      =====

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors, including the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at September 30, 2000, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

Growth in the loan portfolio was offset by the reduced allocation associated with non-performing loans and the Company recorded no provision for loan losses for the third quarter of 2000 and 1999. The Company recorded net loan recoveries of $26,000 for the three months ended September 30, 2000 compared to net loan charge-offs of $75,000 for the same period in 1999.

OTHER INCOME

Other income, including customer service fees and gains and losses on sales of assets equaled $641,000 in the third quarter of 2000 as compared to $647,000 in the third quarter of 1999, representing a decrease of $6,000 or 0.93%. The increase in losses on sales of securities when comparing the third quarter of 2000 to the third quarter of 1999 principally accounts for the decrease in other income. See related discussions under "Investment Securities" included in "Management's Discussion and Analysis" in Item 2 of Part 1 of this report.

OPERATING EXPENSES

Operating expenses increased $220,000 or 4.6% to $4,997,000 for the three months ended September 30, 2000 when compared to the same period in 1999. Salaries and employee benefits increased $55,000, when comparing the third quarter of 2000 to 1999. Other general and administrative expenses increased $93,000 when comparing the three months ended September 30, 2000 and the same period in 1999. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, was 1.59% for the three months ended September 30, 2000, as compared to 1.58% for the prior year comparable period. The Company continues to focus on cost containment with the intent to be a low cost provider of high quality banking products and services.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for three months ended September 30, 2000 was 35.2% as compared to 34.9% for the period ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS NINE MONTHS ENDED
SEPTEMBER 30, 1999

NET INTEREST INCOME

Interest and dividend income from loans and investments increased $5.7 million or 9.9% to $63.6 million for the first nine months of 2000 when compared to 1999. Over the first half of 2000 average earning assets totaled $1.2 billion, an increase of $86.2 million or 7.6% over the comparable average for 1999, with $29.2 million of that increase attributed to short and long-term investment securities and $57.0 million attributed to loans. The annualized yields on earning assets were 6.93% and 6.78% for the nine months ended September 30, 2000 and 1999, respectively. The yield on investment securities was 6.19% for the first half of 2000, an increase of 16 basis points from 6.03% for the same period in 1999. Short and long-term investments contributed $2,059,000 of additional interest and dividend income when comparing the first nine months of 2000 to the first nine months of 1999, primarily as a result of higher average balances. The increase in the average balance on loans and yield from 7.48% to 7.58% caused interest income on loans to increase by $3,662,000 from the 1999 nine-month period.

Total interest expense for the nine months ended September 30, 2000 was $36.5 million, reflecting an increase of $4.5 million or 14.2% over the same period in 1999. At September 30, 2000 average interest-bearing liabilities were $1.103 billion, an increase of $72.9 million or 6.6% over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $37.9 million and average borrowed funds increasing $35.0 million. Deposit growth occurred as rates paid increased from 3.86% to 4.03% for the nine months ended September 30, 1999 and 2000, respectively. Overall, interest expense on deposits increased $2.3 million to $26.8 million due to increases in both average deposits and rates paid. Interest expense on borrowed funds increased $2.3 million as the average balances increased and the rates paid on borrowed funds increased 48 basis points to 5.93% in the first nine months of 2000 compared to the first nine months of 1999. The overall cost of interest bearing liabilities increased to 4.40% from 4.14% when comparing the two periods.

Net interest income increased 4.5% or $1.2 million to $27.1 million when comparing the nine months in 2000 to the same period in 1999 even as the weighted average rate spread and the net interest margin decreased by 11 and 8 basis points, respectively. The increase in net interest income is primarily due to increased levels of earning assets while the basis point declines in spread and margin reflect the changing mix of earning assets and interest bearing liabilities. The yield on earning assets increased 15 basis points to 6.93% in the first nine months of 2000 as compared to the first nine months of 1999, while the cost of interest bearing liabilities increased by 26 basis points to 4.40%. This resulted in an interest rate spread and a net interest margin of 2.53% and 2.96%, respectively, for the nine months ended September 30, 2000.

                              MEDFORD BANCORP, INC.
                              INTEREST RATE SPREAD

                                             Nine Months Ended
                                               September 30,
                                            ------------------
                                              2000       1999
                                            -------    -------

Weighted average yield earned on:
    Short-term investments                    5.95%      4.74%
    Investment securities                     6.19       6.03
    Loans                                     7.58       7.48
                                             -----      -----

          All earning assets                  6.93%      6.78%
                                             -----      -----

Weighted average rate paid on:
    Deposits                                  4.03%      3.86%
    Borrowed funds                            5.93       5.45
                                             -----      -----

          All interest-bearing liabilities    4.40%      4.14%
                                             -----      -----

Weighted average rate spread                  2.53%      2.64%
                                             =====      =====

Net interest margin                           2.96%      3.04%
                                             =====      =====

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors, including the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at September 30, 2000, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

Due to growth in the loan portfolio, the Company recorded a $75,000 provision for loan losses for the first nine months of 2000. No provision for loan losses was recorded for the first nine months of 1999. The Company recorded net loan charge-offs of $12,000 for the nine months ended September 30, 2000 compared to net loan charge-offs of $104,000 for the same period in 1999.

OTHER INCOME

Other income, including customer service fees and gains and losses on sales of assets equaled $3.3 million in the first nine months of 2000 as compared to $3.5 million in the first nine months of 1999, representing a decrease of $255,000 or 7.2%. The $1.7 million decrease in combined gains on sales of securities and loans, when comparing the first nine months of 2000 to 1999, was partially offset by a $1.2 million pre-tax curtailment of the Company's defined benefit pension plan. See related discussions under "Investment Securities" included in "Management's Discussion and Analysis" in Item 2 of Part I and "Note 4. Defined Benefit Pension Plan Termination" in Item 1 of Part I of this report.

OPERATING EXPENSES

Operating expenses increased $663,000 or 4.7% to $14,855,000 for the nine months ended September 30, 2000 when compared to the same period in 1999. Salaries and employee benefits rose $339,000 during the first nine months of 2000 when compared to 1999, reflecting combined effects of increased staffing and wage pressures in a tight labor market. Other general and administrative expenses increased $248,000 when comparing the nine months ended September 30, 2000 and the same period in 1999. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, was 1.58% for the nine months ended September 30, 2000, as compared to 1.63% for the prior year comparable period. The Company continues to focus on cost containment with the intent to be a low cost provider of high quality banking products and services.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for both the nine months ended September 30, 2000 and the comparable 1999 period was 36.1%.

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

Maturities and sales of investment securities provide significant liquidity to the Company. The Company's policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the nine months ended September 30, 2000 cash flow from maturities and sales of securities was $80.8 million compared to $163.7 million for the nine months ended September 30, 1999. Principal payments received on mortgage-backed investments during the nine months ended September 30, 2000 and 1999 totaled $23.3 million and $40.5 million, respectively. During periods of high interest rates, maturities in the bond portfolio could provide liquidity at a lower cost than borrowings.

Amortization and payoffs of the loan portfolio also contribute significant liquidity to the Company. Traditionally, the amortization and payoffs have been reinvested into loans. When payoff rates exceed origination rates, excess liquidity from loan payoffs is shifted into the investment portfolio.

The Company also uses borrowed funds as a source of liquidity. These borrowings generally contribute toward funding over-all loan growth as well as purchases of mortgage-backed securities. At September 30, 2000 the Company's outstanding borrowings from the FHLBB were $212.1 million, as compared to $193.6 million at December 31, 1999. The Company also utilizes repurchase agreements as a source of funding when management deems market conditions to be conducive to such activities. Repurchase agreements totaled $29.1 million at September 30, 2000 as compared to $21.2 million at December 31, 1999.

Commitments to originate residential and commercial real estate mortgage loans at September 30, 2000, excluding unadvanced construction funds of $5.6 million, were $4.2 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

Purchases of securities during the nine months ended September 30, 2000 totaled $138.4 million, consisting of debt instruments generally maturing in less than five years and equities. This compares with purchases of $240.0 million for the nine months ended September 30, 1999.

Residential and commercial real estate mortgage loan originations for the nine months ended September 30, 2000 totaled $120 million, compared with $113.9 million for the nine months ended September 30, 1999.

The Company's capital position (total stockholders' equity) was $95.9 million or 7.35% of total assets at September 30, 2000 compared with $90.8 million or 7.42% of total assets at December 31, 1999. During the nine months ended September 30, 2000 the Company purchased 423,100 shares of its common stock in accordance with a previously announced stock purchase program. The Company's capital position exceeds all regulatory requirements

                           ASSET-LIABILITY MANAGEMENT

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

In addition to attracting deposits, the Company has selectively borrowed funds using advances from the FHLBB and, upon occasion, reverse repurchase agreements. These funds have generally been used to fund loans typically having a matched repricing date as well as purchases of mortgage-backed securities.

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

There have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2000 from those presented in the Company's 1999 Annual Report.

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

           None

ITEM 5  -  Other Information

           None.

ITEM 6  -  Exhibits and Reports on Form 8-K

           (a)  Exhibit    Description
                -------    -----------

                Exhibit
                  27       Financial Data Schedule

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the three month period ended September 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MEDFORD BANCORP, INC.

Date:   November 14, 2000


        /s/ Arthur H. Meehan
        -----------------------------------------------
        Arthur H. Meehan
        Chairman, President and Chief Executive Officer


Date:   November 14, 2000


        /s/ Phillip W. Wong
        -----------------------------------------------
        Phillip W. Wong
        Executive Vice President, Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit        Description
-------        -----------
  27           Financial Data Schedule