Form 10-K405
period 2000-12-31
MEDFORD BANCORP INC
filed 2001-03-28
CIK 1049895

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

                   For the fiscal year ended December 31, 2000

                                       OR

   |_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

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

                              -------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.50 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on March 5, 2001, on the Nasdaq National Market was $128,650,947. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

      As of March 5, 2001, there were 7,822,664 shares of the registrant's common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Medford Bancorp, Inc. Definitive Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2001 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Company may also make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors and employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," estimate," "assume," "will," "should," and other expressions which predict or indicate future events or trends and which do not relate to historical matters. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the risk factors below, changes in volume of loan originations, fluctuations in prevailing interest rates, increases in costs to borrowers of loans held, increases in costs of funds, and changes in assumptions used in making such forward-looking statements. Readers should carefully review the factors described under "Risk Factors and Risk Factors Affecting Forward Looking Statements" and should not place undue reliance on our forward looking statements. The Company assumes no obligations to update any forward-looking statements.

ITEM 1. BUSINESS

General

Medford Bancorp Inc., (the "Company") was organized in 1997 as a Massachusetts corporation to be the holding company for Medford Savings Bank (the "Bank").

Established as a Massachusetts savings bank in 1869, the Bank converted from mutual to stock form on March 18, 1986 and issued 3,680,000 shares of common stock. The Bank is principally engaged in the business of attracting deposits from the general public, originating residential and commercial real estate mortgages, consumer and commercial loans, and investing in securities on a continuous basis. For a detailed description of the Company's business and financial information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report. The Bank is headquartered in Medford, Massachusetts, which is located approximately seven miles north of downtown Boston. The Bank principally offers its products and services through a network of eighteen banking offices located in Medford, Malden, Arlington, Belmont, Burlington, North Reading, Somerville, Tewksbury, Waltham, and Wilmington. The Bank's primary market area includes these communities as well as other cities and towns in Middlesex County and the surrounding area north of Boston.

The Bank presently has one wholly-owned subsidiary, Medford Securities Corporation ("MSC"), which became operational on March 1, 1995. MSC engages exclusively in the buying, selling, dealing in, and holding of securities.

Supervision and Regulation

General. The Company is a Massachusetts corporation and a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and files with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. The Company is also subject to the jurisdiction of the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner"). As a bank holding company, the Company's activities are limited to the business of banking and activities closely related or incidental to banking. Provided that it does not become a "financial holding company" under the recently enacted Gramm-Leach-Bliley Act (as discussed below), the Company may not directly or indirectly acquire the ownership or control of more than 5 percent of any class of voting shares or substantially all of the assets of any company that is not engaged in activities determined by the Federal Reserve Board prior to November 12, 1999 by order or regulation to be closely related to banking, and also generally must provide notice to or obtain approval of the Federal Reserve Board in connection with any such acquisition.

As a Massachusetts-chartered savings bank, the Bank is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation (the "FDIC") which insures its deposits to the maximum extent permitted by law, and by the Commissioner. The Bank is also subject to certain requirements established by the Federal Reserve Board and is a member of the Federal Home Loan Bank of Boston (the "FHLBB").

Federal Deposit Insurance Corporation. The FDIC insures the Bank's deposit accounts to the $100,000 maximum per separately insured account. As a state-chartered, FDIC-insured nonmember savings bank, the Bank is subject to regulation, examination, and supervision by the FDIC, and to reporting requirements of the FDIC. The FDIC has adopted requirements setting minimum standards for capital adequacy. Pursuant to FDIC requirements, the Bank must maintain a Tier 1 capital to risk-weighted assets ratio of 4.00% and a total capital to risk-weighted assets ratio of 8.00%. The FDIC also imposes a minimum leverage capital ratio of at least 3.00% for the most highly rated banks and a minimum leverage capital ratio of 4.00% for all other banks. The Bank exceeded all applicable requirements at December 31, 2000. Furthermore, under the capital standards established pursuant to the FDIC Improvement Act of 1991 ("FDICIA"), the Bank is currently well-capitalized. International bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework, which ultimately could affect the FDIC's guidelines.

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

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act is intended, in part, to permit bank holding companies that qualify and elect to be treated as a financial holding company to engage in a significantly broader range of financial activities. At this time, the Company has not determined whether it will become a financial holding company.

More specifically, the Gramm-Leach-Bliley Act repeals provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of banks with firms "engaged principally" in specified securities activities, and Section 32, which restricted officer, director, or employee interlocks between a bank and any company or person "primarily engaged" in specified securities activities. Moreover, the general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system, such as the Company, to engage in a full range of financial activities through a new entity known as a financial holding company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Generally, the Gramm-Leach-Bliley Act and its implementing regulations:

o repeal historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

o permit investment in non-financial enterprises, subject to significant operational, holding period and other restrictions;

o provide a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

o broaden the activities that may be conducted by national banks (and, derivatively, state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries;

o require all financial institutions to provide notice of their privacy policies at specified times to their retail customers and consumers of their financial products or services and permits retail customers and consumers, under certain circumstances, to prohibit financial institutions from sharing certain nonpublic personal information pertaining to them by opting out of such sharing;

o adopt a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

o modify the laws governing the implementation of the Community Reinvestment Act of 1977; and

o address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions; and

o establish guidelines for safeguarding the security, confidentiality and integrity of customer information.

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

Further, the Gramm-Leach-Bliley Act, which includes new sections of the National Bank Act and the Federal Deposit Insurance Act governing the establishment and operation of financial subsidiaries permits national banks and state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of a financial holding company. In addition, the Gramm-Leach-Bliley Act expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well-capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules. Also, the FDIC recently issued final rules governing the establishment of financial subsidiaries by insured state nonmember banks. The final rules restate the FDIC's position that activities that a national bank could only engage in through a financial subsidiary, such as securities underwriting, only may be conducted in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, will continue to be governed by the FDIC's standard activities rules. Moreover, to mirror the FRB's actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed a financial subsidiary.

Federal Securities Laws. Pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"), the Company files annual, quarterly, and periodic reports with the Securities and Exchange Commission (the "SEC"). The Company is also subject to the insider trading requirements of Sections 16(a) and 16(b) of the Exchange Act, as administered by the SEC.

The Gramm-Leach-Bliley Act also amended the federal securities laws to, effective May 2001, eliminate the blanket exceptions that banks traditionally have had from the definition of broker-dealer and investment adviser. Accordingly, banks not falling within the specific exemptions provided by the new law may have to register with the SEC as a broker-dealer and/or investment adviser, as appropriate, and become subject to SEC jurisdiction.

Other Activities

The Bank owns stock in The Savings Bank Life Insurance Company of Massachusetts ("SBLI"). The Bank sells life insurance and tax-deferred annuities and sold over $2.1 million in SBLI annuities in 2000, making it the top seller of this product in Massachusetts.

The Bank provides safe deposit services at nine of its branches.

The Bank periodically originates 30-year, fixed-rate, residential 1-4 family loans in correspondent relationships with third parties such as Plymouth Mortgage Company and Federal Home Loan Mortgage Corporation (FHLMC), whereby the Bank originates loans in exchange for an origination fee. The Bank does not retain the servicing rights for these loans.

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

Moreover, under the Gramm-Leach-Bliley Act, as of March 11, 2000, securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and its subsidiaries conduct business. See "Supervision and Regulation--The Gramm-Leach-Bliley Act" above. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.

Management believes that the Company's emphasis on personal service and convenience, coupled with active involvement within the communities it serves, contributes to its ability to compete successfully.

Risk Factors and Factors Affecting Forward Looking Statements

In addition to the other information contained or incorporated by reference in this Annual report on Form 10-K, you should consider the following factors relating to the business of the Company.

Interest Rate Volatility May Reduce The Bank's Profitability

The Bank's profitability depends to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest bearing liabilities, such as deposits and borrowed funds. Significant changes in market interest rates may adversely affect both the Bank's profitability and its financial condition. Since market interest rates may change by differing magnitudes and at different times, significant changes in interest rates over an extended period of time could reduce overall net interest income. (See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional discussion on interest rate risk.)

The Bank's Allowance for Loan Losses May Not Be Adequate to Cover Actual Loan Losses

The Bank makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for potential losses based on a number of factors. If the Bank's assumptions are wrong, its allowance for loan losses may not be sufficient to cover its losses, which would have an adverse effect on its operating results, and may also cause the Bank to increase the allowance in the future. Further, the Bank's net income would decrease if it had to add additional amounts to its allowance for loan losses.

Geographic Credit Concentration

The Bank is exposed to real estate and economic factors in the greater Boston metropolitan area and eastern Massachusetts because virtually all of its loan portfolio is concentrated among borrowers in this market. Further, because a substantial portion of its loan portfolio is secured by real estate in this area, the value of the Bank's collateral is also subject to regional real estate market conditions. A downturn in the economy in the Bank's primary lending area may likely adversely affect the Bank's operations.

Strong Competition within the Bank's Market Area

Competition in the banking and financial services industry is strong. In its market area, the Bank competes for loans and deposits with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally as well as nationally. Many of these competitors have substantially greater resources and lending limits than the Bank and may offer services that the Bank does not or cannot provide. The Bank's long-term success depends on the ability of the Bank to compete successfully with other financial institutions in their service areas. (See information under the caption "Competition" for additional discussion.)

In addition, as the Company strives to compete with other financial institutions, it may expand into new areas, and there is no assurance that it will be successful in these efforts.

Employees

As of December 31, 2000, the Bank employed 215 full-time staff, including 51 officers, and 93 part-time staff. None of the Bank's employees is represented by a labor union. The Company has no officers or employees separate from the Bank.

Executive Officers of the Company and Bank

The executive officers of the Company and/or the Bank, their positions with the Company and/or the Bank and their ages as of February 28, 2001 are as follows:

Name                            Age       Position
Arthur H. Meehan                65        President and Chief Executive Officer of the Company and
                                          the Bank; Chairman of the Board of Directors of the
                                          Company and the Bank

Phillip W. Wong                 51        Executive Vice President, Chief Financial Officer and
                                          Treasurer of the Company; Executive Vice
                                          President and Chief Financial Officer of the Bank

George A. Bargamian             52        Executive Vice President of the Bank (Retail)

Eric B. Loth                    58        Senior Vice President of the Bank (Lending)

William F. Rivers               45        Senior Vice President of the Bank (Administration)

Arthur H Meehan. Mr. Meehan commenced his employment with the Bank in February 1992. Prior to this date, Mr. Meehan served as Executive Vice President of the Bank of New England Corporation.

Phillip W. Wong. Mr. Wong commenced his employment with the Bank as Senior Vice President in December 1992 and was promoted to Executive Vice President in 1997. Previously, Mr. Wong served as Chief Financial Officer of Guaranty-First Trust Co. in Waltham, Massachusetts.

George A. Bargamian. Mr. Bargamian was hired by the Bank as Director of Marketing in January 1988, and was promoted to Senior Vice President in 1988 and Executive Vice President of the Bank in 1999. Mr. Bargamian formerly served as Assistant Vice President of Marketing for First Mutual of Boston.

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

ITEM 2. PROPERTIES

All of the Bank's branches located in Medford (except for the West Medford branch), the branch located in Arlington, the Malden Center, Maplewood and Oak Grove branches located in Malden, and the Tewksbury branch, located in Tewksbury, are owned by the Bank. All other branches are leased from unrelated third parties. The Company also owns an office building currently housing the Company's lending and certain administrative offices. Additional space in this operations center is leased to third parties. Subject to the foregoing, the Company believes that its properties are adequate for its present needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Nasdaq National Market System under the symbol "MDBK." The following table sets forth cash dividends declared on common stock and the high and low closing prices for the quarters indicated. All prices set forth below are based on information provided by the National Association of Securities Dealers, Inc.

                                Common Stock Sale Prices      Dividends Declared
                                ------------------------      ------------------
                                High                 Low          Per Share
                                ----                 ---          ---------
       2000  1st quarter       $16 1/2             $12 1/8          $0.12
             2nd quarter        15 5/8              13 3/4           0.12
             3rd quarter        16 1/8              13 7/8           0.12
             4th quarter        15 5/8              13 3/8           0.16

       1999  1st quarter     $18 13/16             $17              $0.11
             2nd quarter       18 7/16              15 1/4           0.11
             3rd quarter        19 1/4              15               0.11
             4th quarter        17 5/8              15 3/4           0.18

At March 5, 2001, according to the Company's transfer agent, the Company had approximately 1,046 record holders of its common stock. The number of holders of record does not reflect the number of persons or entities who or which held their stock in nominee or "street" name through various brokerage firms or other entities.

The declaration of future dividends to the Company's stockholders is subject to future operating results, financial conditions, tax and legal considerations and other factors, such as the Bank's ability to declare and pay dividends to the Company. As the principal asset of the Company, the Bank currently provides the only source of payment of dividends by the Company. FDICIA limits the ability of undercapitalized insured banks to pay dividends. Moreover, under Massachusetts law, a stock-form savings bank may pay dividends no more frequently than quarterly only out of its net profits and only to the extent such dividends do not impair the Bank's capital stock, as defined; and the Commissioner's approval may be required under certain circumstances. Under Federal Reserve Board and FDIC regulations, the Company and the Bank would be prohibited from declaring dividends if, among other things, they were not in compliance with applicable regulatory capital requirements. Funds held by the Company are available for various corporate uses, including the payment of future dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                     At December 31,
                                                      ------------------------------------------------------------------------------
(Dollars in thousands, except per share data)             2000            1999             1998            1997            1996
                                                      -------------   -------------    -------------   -------------    ------------
BALANCE SHEET DATA
Total assets                                           $ 1,309,690     $ 1,224,912      $ 1,151,188     $ 1,135,572     $ 1,039,098
Investment securities (includes FHLB stock)                582,964         534,713          511,534         512,304         423,852
Loans, net                                                 668,747         626,751          580,665         570,844         560,855
Deposits                                                   975,857         911,328          871,702         821,706         792,141
Borrowed funds                                             223,843         215,724          170,116         205,779         148,464
Stockholders' equity                                       104,965          90,870          102,267         101,510          92,521
Book value per share                                         12.89           10.84            11.74           11.18           10.20
Stockholders' equity to total assets                         8.01%           7.42%            8.88%           8.94%           8.90%
Number of offices                                               18              17               17              16              16

------------------------------------------------------------------------------------------------------------------------------------

                                                                                Years Ended December 31,
                                                      ------------------------------------------------------------------------------
(Dollars in thousands, except per share data)             2000            1999             1998            1997            1996
                                                      -------------   -------------    -------------   -------------    ------------
STATEMENT OF OPERATIONS DATA
Interest and dividend income                              $ 86,050        $ 77,849         $ 76,802        $ 75,332        $ 68,711
Interest expense                                            49,914          43,109           42,613          41,349          36,462
                                                      -------------   -------------    -------------   -------------    ------------
    Net interest income                                     36,136          34,740           34,189          33,983          32,249
                                                      -------------   -------------    -------------   -------------    ------------
Provision for loan losses                                      175               -               75             125             215
Other income:
    Gain (loss) on sales of securities, net                 (1,031)          1,522            1,670             835             413
    All other income                                         7,781           2,680            3,088           3,007           2,902
                                                      -------------   -------------    -------------   -------------    ------------
          Total other income                                 6,750           4,202            4,758           3,842           3,315
                                                      -------------   -------------    -------------   -------------    ------------
Operating expenses                                          19,991          19,301           19,074          19,054          18,075
                                                      -------------   -------------    -------------   -------------    ------------
Income before income taxes                                  22,720          19,641           19,798          18,646          17,274
Provision for income taxes                                   8,951           6,990            7,546           7,256           6,845
                                                      -------------   -------------    -------------   -------------    ------------

Net income                                                $ 13,769        $ 12,651         $ 12,252        $ 11,390        $ 10,429
                                                      =============   =============    =============   =============    ============

Basic earnings per share                                    $ 1.69          $ 1.51           $ 1.38          $ 1.25          $ 1.15
                                                      =============   =============    =============   =============    ============

Diluted earnings per share                                  $ 1.64          $ 1.44           $ 1.31          $ 1.19          $ 1.10
                                                      =============   =============    =============   =============    ============

Cash dividends declared per share                           $ 0.52          $ 0.51           $ 0.50          $ 0.45          $ 0.42
                                                      =============   =============    =============   =============    ============
SELECTED RATIOS
    Return on average assets                                 1.09%           1.07%            1.09%           1.05%           1.05%
    Return on average equity                                 15.06           13.52            11.99           11.81           11.72
    Average equity to average assets                          7.23            7.88             9.07            8.91            8.98
    Weighted average rate spread                              2.49            2.63             2.72            2.84            3.00
    Net yield on average earning assets                       2.93            3.03             3.16            3.26            3.39
    Dividend payout ratio - basic earnings per share         30.77           33.77            36.23           36.00           36.52

------------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Company may make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "will," "should," and other expressions which predict or indicate future events or trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in interest rates; changes in laws and regulations; changes in the size and nature of the Company's competition; and changes in the assumptions used in making such forward-looking statements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements," beginning on page 5. Readers should carefully review the factors described under "Risk Factors and Factors Affecting Forward Looking Statements" and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

                                     GENERAL

The Company's net income is primarily attributable to its level of net interest income, which represents the difference between interest and dividend income earned on earning assets and interest paid on deposits and other borrowed money. The main components of the Company's earning assets are loans, investment securities and short-term investments. Interest-bearing deposits include NOW, savings, money market and term certificates of deposit. The net interest income performance of the Company is significantly affected by general economic conditions, by the Company's corporate strategies, its asset/liability management, tactical programs and by the policies of regulatory authorities. Sources of non-interest income such as loan servicing fees, gains on sales of securities and other fees derived from various banking services contribute positively to the Company's results. The principal operating expenses of the Bank are salaries and employee benefits, occupancy and equipment expenses, data processing expenses, amortization of intangibles, advertising and marketing and other general and administrative expenses.

2000 marks the eighth consecutive year that the Company achieved record earnings, with net income of $13.8 million, an increase of $1,118,000, or 8.8%, compared to net income of $12.7 million for 1999. Earnings per share for 2000 were $1.69 ($1.64 on a diluted basis) compared with $1.51 ($1.44 on a diluted basis) for 1999, an increase of 20 cents on a diluted basis or 13.9% compared to the previous year.

At December 31, 2000, total assets were $1.3 billion, an increase of 6.9% from the prior year. Total loans increased 6.7% to $675.7 million at December 31, 2000. Investment securities, including FHLB stock, increased 9.0% to $583.0 million at December 31, 2000 while total deposits increased $64.5 million, or 7.1%, to $975.9 million, and borrowed funds increased 3.8% to $223.8 million. Stockholders' equity totaled $105.0 million at December 31, 2000, representing a book value of $12.89 per share, compared to $10.84 per share at December 31, 1999. Stockholders' equity to total assets was 8.01% at December 31, 2000, exceeding all regulatory requirements.

                               FINANCIAL CONDITION

Investment Portfolio

The investment policy of the Company is structured to provide an adequate level of liquidity in order to meet anticipated deposit outflows, normal working capital needs and expansion of the loan portfolio within guidelines approved by the Board of Directors, while earning market returns. Accordingly, the majority of securities are in shorter-term Government, agency, or high-quality (rated "A" or better) corporate securities. Debt securities purchased generally have maturities or call dates within three years or less. Although the emphasis on short-term and medium-term investments reduces the overall yield, this strategy is in accordance with the Company's desire to minimize interest rate risk.

Investment securities, including FHLB stock, were higher than 1999 year-end levels, at $583.0 million at December 31, 2000 versus $534.7 million at December 31, 1999. During 2000, the Company continued to modify the mix of the investment portfolio to generate higher levels of interest income. The strategy included replacing U.S. Government and federal agency securities as they matured or were sold with mortgage-backed securities and corporate bonds. Investments in corporate bonds consisted primarily of "A" or better rated or bonds with maturities of three years or less. At December 31, 1998, U.S. Government and federal agency securities represented 18% of total investment securities, and mortgage-backed securities represented 43%. At December 31, 1999, U.S. Government and federal agency securities equaled 12% of total investment securities while mortgage-backed securities represented 40%. At December 31, 2000, U.S. Government and federal agency securities were reduced to 1.3% of total investment securities while mortgage-backed securities and corporate bonds increased to 43% and 54%, respectively. The mortgage-backed securities pools added to this portfolio throughout 1999 and 2000 consisted primarily of fixed-rate, low-coupon, government-backed securities that have limited extension or contraction risk. Consideration is given to the underlying collateral, the impact of rising or falling rates on the average life of these securities and other factors associated with the Bank's investment policies and strategies.

Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reflected at amortized cost. All other marketable securities are classified as "available for sale" and reflected on the balance sheet at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in other comprehensive income (loss) in stockholders' equity. As of December 31, 2000, the net unrealized gain on investments classified as "available for sale" was $651,000 as compared to the net unrealized loss of $15.4 million as of December 31, 1999.

The Bank also holds limited amounts of equity securities subject to the investment limitations imposed by FDICIA and the Commissioner.

The following table sets forth certain information concerning the investment securities portfolio at carrying value:

                                                              At December 31,
                                               ---------------------------------------------
                                                   2000            1999            1998
                                               -------------   -------------    ------------
                                                              (In thousands)
Debt securities:
    U.S. Government and federal agency            $   7,806       $  62,127       $  93,735
    Mortgage-backed securities                      249,452         214,456         218,197
    Corporate bonds                                 312,315         246,767         190,019
Equity securities                                     1,971           1,680           2,261
                                               -------------   -------------    ------------
    Total marketable securities                     571,544         525,030         504,212
Federal Home Loan Bank stock                         11,420           9,683           7,322
                                               -------------   -------------    ------------

Total investment securities                       $ 582,964       $ 534,713       $ 511,534
                                               =============   =============    ============

The following table sets forth the maturity distribution of debt securities (excluding mortgage-backed securities) at carrying value, with related weighted average yields:

                                            At December 31, 2000
                         -------------------------------------------------------
                                         Weighted                     Weighted
                            Within        Average      Over 1 Year     Average
                            1 Year         Yield       to 5 Years      Yield
                         -------------  -----------   ------------   -----------
                                           (Dollars in thousands)

U.S. Government and
    federal agency           $      -        0.00%      $   7,806         7.16%
Corporate bonds                83,942        6.46         228,373         6.34
                         -------------                ------------

                             $ 83,942        6.46%      $ 236,179         6.37%
                         =============                ============

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

Total loans increased to $675.7 million at December 31, 2000 compared to $633.5 million at December 31, 1999. The increase in loans was primarily in residential mortgages, with year-to-year growth of $22.4 million, or 4.8%. Commercial real estate loans increased $12.1 million, or 10.8%, to $124.2 million from $112.1 million in 1999. Outstanding commercial and residential construction loans were $19.9 million and $13.5 million at December 31, 2000 and 1999, respectively, reflecting an increase of 47.4%. In 1999, the Company bolstered its staff of commercial real estate lenders whose successful efforts have led to the combined $18.5 million growth in both commercial real estate and construction loans. All other loan categories remained relatively stable from December 31, 1999. The Company expects continued intense competition for loans within its geographic region. Within this framework, management continues intense marketing efforts for loans.

The following table shows the composition of the loan portfolio by type of loan:

                                                                                   At December 31,
                                                   -------------------------------------------------------------------------------
                                                       2000            1999             1998             1997            1996
                                                   -------------    ------------    -------------    -------------    ------------
                                                                                   (In thousands)
Commercial loans                                      $  17,219       $  18,124        $  17,358        $  14,941       $  11,014
Loans secured by real estate:
    Residential                                         487,964         465,618          421,685          389,863         380,981
    Construction loans, net of unadvanced
        funds                                            19,913          13,504           13,073           11,278           8,719
    Commercial                                          124,201         112,050          109,561          124,094         123,158
    Second mortgages                                        699             774            1,111            1,539           1,928
    Equity lines of credit                               21,609          19,394           20,606           22,146          21,169
Consumer loans                                            2,925           2,912            3,145 (1)       12,931          20,548
                                                   -------------    ------------    -------------    -------------    ------------
                                                        674,530         632,376          586,539          576,792         567,517
Add: Net deferred origination costs                       1,167           1,154            1,002              785             569
Less: Allowance for loan losses                          (6,950)         (6,779)          (6,876)          (6,733)         (7,231)
                                                   -------------    ------------    -------------    -------------    ------------

                    Loans, net                        $ 668,747       $ 626,751        $ 580,665        $ 570,844       $ 560,855
                                                   =============    ============    =============    =============    ============

(1) The Bank sold $11.0 million of education loans in 1998 thereby exiting this business due to profitability concerns.

The following table presents the maturity distribution of commercial and construction loans at December 31, 2000:

                                              Maturities
                      ----------------------------------------------------------
                        1 Year        Over 1 Year         Over
                        or Less        to 5 Years        5 Years        Total
                      -----------    --------------    -----------   -----------
                                            (In thousands)

Commercial loans         $11,809          $4,676          $  734       $17,219
Construction loans         5,842           7,211           6,860        19,913

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

Commercial loans with maturities of over one year are subject to interest rate adjustment or maturity according to the following schedule:

                                    Scheduled Maturity or Rate Adjustment
                               -----------------------------------------------
                                Over 1 Year          Over
                                 to 5 Years         5 Years          Total
                               --------------    -------------   -------------
                                               (In thousands)

Predetermined rates             $      2,648       $        -      $    2,648
Adjustable rates                       2,028              734           2,762
                               --------------    -------------   -------------

                                $      4,676       $      734      $    5,410
                               ==============    =============   =============

Non-performing Assets

It is the Bank's policy to discontinue the accrual of interest on loans 90 days or more past due. Interest accrual ceases, and all previously accrued but unpaid interest is reversed, when a loan is placed on non-accrual status. At the option of management, a loan may be placed on non-accrual status prior to being 90 days past due if the collection of future interest and principal is, in the opinion of management, doubtful. Non-accrual loans are generally classified as impaired loans.

The Bank recognizes impaired loans based on Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." Under this Statement, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. All of the Bank's loans, which have been identified as impaired, have been measured by the fair value of existing collateral. Impaired loans are generally placed on non-accrual status whereby interest income is recognized only when received. The Bank does not apply SFAS No. 114 to individual consumer loans which are collectively evaluated for impairment.

The following table sets forth information with respect to impaired and non-accrual loans and foreclosed real estate, at the dates indicated. There were no loans 90 days or more past due and still accruing at the dates indicated.

                                                                                   At December 31,
                                                            ----------------------------------------------------------------
                                                               2000          1999         1998          1997         1996
                                                            ----------    ---------    ----------    ---------    ----------
                                                                                    (In thousands)
Impaired loans accounted for on a non-accrual basis           $ 1,047      $ 2,482       $ 1,766      $ 1,726       $ 2,752
Other loans accounted for on a non-accrual basis                    -           18            47            -           687
Foreclosed real estate                                              -            -           119           48           276
                                                            ----------    ---------    ----------    ---------    ----------

                                                              $ 1,047      $ 2,500       $ 1,932      $ 1,774       $ 3,715
                                                            ==========    =========    ==========    =========    ==========

For non-accrual loans at December 31, 2000, gross interest income of $354,000 would have been recorded during the year had the loans remained current in accordance with original terms. The amount of interest income on such loans that was included in net income for the period was $219,000.

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

Quarterly reviews of the loan portfolio are performed to identify loans for which specific allowance allocations are considered prudent. The Bank also engages an independent third party to review and ascertain the underlying quality of targeted portfolio segments, three times a year, to support a comprehensive analysis of the overall portfolio. These review processes identify weaknesses as well as improvements in lending relationships since the last review. Management utilizes the results in its evaluation of the adequacy of its allowance for loan losses. Specific allocations include the results of measuring impaired loans under SFAS No. 114. General risk allocations are determined by formula whereby the loan portfolio is stratified by loan type and by risk rating category. Loss factors are then applied to each category based on various considerations including historical loss experience, delinquency trends, current economic conditions, industry standards and regulatory guidelines. Any remaining unallocated portion is reviewed for adequacy in relation to the overall loan portfolio and in recognition of estimates inherent in the calculation methodology.

An analysis of the allowance for loan losses is presented in the following table:

                                                                               Years Ended December 31,
                                                             ---------------------------------------------------------------
                                                               2000         1999          1998         1997          1996
                                                             ---------    ----------    ---------    ----------    ---------
                                                                                     (In thousands)
Allowance for loan losses, beginning of year                  $ 6,779       $ 6,876      $ 6,733       $ 7,231      $ 7,466
                                                             ---------    ----------    ---------    ----------    ---------
Loans charged-off     --- Residential real estate                 (20)           (2)         (24)          (38)         (64)
                      --- Commercial real estate                   (5)          (16)           -          (720)        (656)
                      --- Consumer                                (28)          (25)         (33)          (42)         (89)
                      --- Commercial                               (6)         (121)        (108)          (31)         (21)
Recoveries            --- Residential real estate                  36            11           20            26            7
                      --- Commercial real estate                    7            24          204           147          348
                      --- Consumer                                 10            19            9            25            8
                      --- Commercial                                2            13            -            10           17
                                                             ---------    ----------    ---------    ----------    ---------
Net recoveries (charge-offs)                                       (4)          (97)          68          (623)        (450)
                                                             ---------    ----------    ---------    ----------    ---------
Provision for loan losses, charged to operations                  175             -           75           125          215
                                                             ---------    ----------    ---------    ----------    ---------
Allowance for loan losses, end of year                        $ 6,950       $ 6,779      $ 6,876       $ 6,733      $ 7,231
                                                             =========    ==========    =========    ==========    =========

Ratio of net charge-offs (recoveries) to average loans          0.00%         0.02%        (0.01)%       0.11%        0.08%
                                                             =========    ==========    =========    ==========    =========

An analysis of the allocation of the allowance for loan losses is presented in the following table:

                                                                                        At December 31,
                             ---------------------------------------------------------------------------------
                                       2000                        1999                        1998
                             ------------------------    -------------------------   -------------------------
                                           Percent                     Percent                      Percent
                                           of Loans                    of Loans                     of Loans
                                           to Total                    to Total                     to Total
                              Amount        Loans          Amount        Loans         Amount         Loans
                             ---------    -----------    ----------   ------------   ----------    -----------
                                                                                     (Dollars in thousands)
Residential real estate       $ 2,002         75.66%       $ 1,858         76.86%      $ 1,683         75.64%
Commercial real estate          4,179         18.41          4,121         17.69         4,433         18.65
Construction                      398          2.95            270          2.13           261          2.22
Consumer                           44          0.43             41          0.46            42          0.54
Commercial                        327          2.55            489          2.86           457          2.95
                             ---------    -----------    ----------   ------------   ----------    -----------

Total                         $ 6,950        100.00%       $ 6,779        100.00%      $ 6,876        100.00%
                             =========    ===========    ==========   ============   ==========    ===========

                             -----------------------------------------------------
                                       1997                        1996
                             -------------------------   -------------------------
                                            Percent                      Percent
                                            of Loans                     of Loans
                                            to Total                     to Total
                               Amount        Loans         Amount         Loans
                             ----------   ------------   ----------    -----------

Residential real estate        $ 1,067         71.73%      $ 1,179         71.23%
Commercial real estate           5,220         21.49         5,711         21.68
Construction                       169          1.95           131          1.53
Consumer                            48          2.24            44          3.62
Commercial                         229          2.59           166          1.94
                             ----------   ------------   ----------    -----------

Total                          $ 6,733        100.00%      $ 7,231        100.00%
                             ==========   ============   ==========    ===========

While management considers the allowance for loan losses to be adequate at December 31, 2000, there is no assurance that additional charge-offs and provisions will not be necessary in 2001. The unallocated allowance component has been allocated principally to commercial real estate for purposes of the above presentation. The provision for loan losses during 2001 will depend primarily on market conditions and the Bank's actual experience.

Loan Concentrations

Other than the focus of the Bank's lending activities to its market area, the Bank does not have a concentration of loans exceeding 10% of total loans at the end of 2000.

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

To maintain stable deposit rates and manage interest rate risk, the Bank's strategy has been to attract deposits through selective promotions. To increase core deposits, the Bank continues to promote its "ComboPlus" account, which combines a statement savings account and checking account into one convenient account offered at a competitive rate which exceeds the regular statement and passbook savings account rates. This account type has contributed significantly to the increase in savings and demand deposits.

Total deposits increased $64.5 million, or 7.1%, to $975.9 million at December 31, 2000 from $911.3 million at December 31, 1999. As retail checking customers sought alternative banking relationships in a consolidating market, demand deposits increased $11.9 million or 23.3%, when compared to the prior year. NOW deposits increased 7.1%, savings and money market deposits increased 1.5% and term certificates increased 10.2%. In the rising rate environment during the first half of 2000, the Bank offered a competitive rate product to attract term certificates with maturities in excess of one year. This program played a significant role in the $42.6 million, or 10.2%, increase in term certificates.

The following table indicates the balances in various deposit accounts at the end of each year:

                                                At December 31,
                                 ----------------------------------------------
                                      2000            1999             1998
                                 --------------   -------------    ------------
                                                (In thousands)

Demand accounts                      $  63,122       $  51,202       $  51,936
NOW accounts                            65,106          60,811          64,888
Savings and money market
   accounts                            388,655         382,970         351,047
Term certificates                      458,974         416,345         403,831
                                 --------------   -------------    ------------

                                     $ 975,857       $ 911,328       $ 871,702
                                 ==============   =============    ============

The following table sets forth the average deposits of the Bank with related average rates paid during each year:

                                                                     Years Ended December 31,
                                      --------------------------------------------------------------------------------------
                                                 2000                          1999                          1998
                                      --------------------------    --------------------------    --------------------------
                                         Average        Rate          Average         Rate          Average          Rate
                                         Balance        Paid          Balance         Paid          Balance          Paid
                                      -----------    -----------    -----------    -----------    -----------    -----------
                                                                      (Dollars in thousands)
Demand                                  $ 55,244             -%       $ 47,409             -%       $ 41,272             -%
NOW                                       59,674          0.58          60,931          0.56          60,111          0.98
Savings and money market deposits        391,883          3.20         375,169          3.08         337,456          3.02
Term certificates                        440,761          5.36         415,643          5.02         393,493          5.39

Included in term certificates of deposit are certificates having balances of $100,000 or more. At December 31, 2000, such term certificates had the following maturities:

                                  At December 31, 2000
----------------------------------------------------------------------------------------
   3 Months          Over 3 Months     Over 6 Months           Over
   or Less          to 6 Months        to 12 Months         12 Months         Total
--------------    ---------------    -----------------    --------------   -------------
                                     (In thousands)
   $ 53,142           $ 12,180            $ 23,034           $ 13,050        $ 101,406

Borrowed Funds

The Bank is a voluntary member of the FHLBB. As such, the Bank may borrow up to the amount of its qualified collateral, as defined by the FHLBB.

The Bank has selectively borrowed long-term funds from the FHLBB to fund large commercial real estate loans in addition to purchases of mortgage-backed securities. Short-term borrowings are generally used to meet the Bank's daily liquidity needs. The Bank also enters into repurchase or reverse repurchase agreements with a number of authorized brokers as an alternative source of funds. Securities sold under agreements to repurchase are borrowings that mature within one year and are secured by U.S. government obligations. Total borrowed funds increased to $223.8 million at December 31, 2000 from $215.7 million at December 31, 1999.

The following table presents, by category, information pertaining to the Bank's borrowings:

                                                                                At December 31,
                                                                 ----------------------------------------------
                                                                      2000            1999             1998
                                                                 -------------    ------------    -------------
                                                                            (Dollars in thousands)
Short-term borrowings:
    FHLBB advances                                                  $  20,000       $  45,000        $       -
    Federal Reserve Bank of Boston advances                               443             844              114
    Securities sold under agreements to repurchase                          -          21,227           38,349
                                                                 -------------    ------------    -------------
    Total short-term borrowings                                     $  20,443       $  67,071        $  38,463
                                                                 =============    ============    =============

    Weighted average rate                                               6.53%           5.35%            4.01%
    Average balance of short-term borrowings during
        the year                                                    $  37,441       $  48,265        $  60,215
    Weighted average rate paid on short-term
        borrowings during the year                                      6.17%           5.07%            5.33%
    Maximum amount outstanding at any month-end
        during the year                                             $  66,480       $  75,991        $  82,514

Long-term debt:
    FHLBB advances                                                  $ 203,400       $ 148,653        $ 131,653
                                                                 =============    ============    =============

    Weighted average rate                                               6.32%           5.62%            5.74%
    Average balance of long-term debt during the year               $ 180,747       $ 139,034        $ 123,358
    Weighed average rate paid on long-term
        debt during the year                                            6.13%           5.69%            6.02%
    Maximum amount outstanding at any month-end
        during the year                                             $ 212,117       $ 148,653        $ 136,653

Stockholders' Equity

Stockholders' equity to total assets was 8.01% at December 31, 2000, compared to 7.42% at December 31, 1999. Stockholders' equity at December 31, 2000 and 1999 exceeded all regulatory requirements. Book value at December 31, 2000 was $12.89 per share, compared with $10.84 per share at December 31, 1999. (See "Liquidity and Capital Resources.")

                              RESULTS OF OPERATIONS
General

In 2000, the Company reported consolidated net income of $13.8 million or $1.69 per share (basic), as compared to net income of $12.7 million or $1.51 per share in 1999, and net income of $12.3 million or $1.38 per share in 1998. Diluted earnings per share were $1.64, $1.44, and $1.31 for 2000, 1999 and 1998, respectively. Consolidated net income in 2000 increased 8.8% over 1999 and consolidated net income in 1999 increased 3.3% over 1998. Diluted earnings per share in 2000 increased 13.9% over 1999, and diluted earnings per share in 1999 increased 9.9% over 1998. The Company's return on assets was 1.09% for 2000, as compared to 1.07% in 1999 and 1.09% in 1998. The return on equity increased to 15.06% in 2000 from 13.52% in 1999 and 11.99% in 1998.

Net Interest Income

Net interest income was $36.1 million in 2000, an increase of $1.4 million or 4.0% from 1999. Average earning assets in 2000 increased $85.6 million as compared to an increase of $71.5 million in interest-bearing liabilities. As a result, the excess of earning assets over interest-bearing liabilities increased 13.1% to $123.0 million from $108.8 million in 1999.

Net interest income was $34.7 million in 1999, an increase of $551,000 or 1.6% from $34.2 million in 1998. Average earning assets in 1999 increased $65.3 million as compared to an increase of $64.4 million of increased interest-bearing liabilities. As a result, the excess of earning assets over interest-bearing liabilities increased 0.83% to $108.8 million from $107.9 million in 1998.

The Company's most integral challenge is managing net interest income through various interest rate environments. In 2000, rates increased in the first half and the yield curve inverted during the second half. Management continues to focus on minimizing net interest margin compression by monitoring its mix of earning assets and funding costs under varying market rate environments to maximize yield. During 2000, average loan balances represented 53.3% of average earning assets, as compared with 52.5% in 1999 and 53.7% in 1998. The average short-term investments and investment securities balances were 46.7% of average earning assets in 2000 as compared to 47.5% in 1999 and 46.3% in 1998. Management utilizes borrowings as an alternative to deposits when pricing or availability is more advantageous. Average deposits represented 80.4%, and average borrowings represented 19.6%, of total interest bearing liabilities in 2000, as compared to 82.0% and 18.0%, respectively, in 1999, and 81.2% and 18.8%, respectively in 1998.

Although the Company improved its yield on earning assets by modestly increasing its percentage of loans to assets coupled with rising rates in year 2000, the more significant rise in the cost of term certificates and borrowings more than offset this increase. As earning asset yields increased 20 basis points from 6.78% in 1999 to 6.98% in 2000, costs of interest bearing liabilities increased 34 basis points in the same comparable period from 4.15% to 4.49%. This resulted in compression of the Company's net interest margin from an average of 3.03% in 1999 to 2.93% in year 2000.

Interest and Dividend Income

Interest and dividend income totalled $86.0 million for 2000, an increase of $8.2 million or 10.5% from 1999. Interest and dividend income totalled $77.8 million for 1999, an increase of $1.0 million or 1.4% from 1998. The weighted average yield on earning assets was 6.98% in 2000, compared to 6.78% in 1999 and 7.09% in 1998.

Interest income on loans increased 11.1%, or $5.0 million, to $50.0 million in 2000, as a result of increases in the average loans outstanding and an increase in the average yield on loans to 7.61%. Increased residential 1-4 family loan volume contributed $3.3 million of additional interest income. The average yield on residential 1-4 family loans rose to 7.18% when compared with the 7.06% earned in 1999. Interest income on commercial and industrial loans increased $224,000 as a result of greater volume and higher yields. The yield on commercial and industrial loans increased to 9.56% when compared to 8.51% in 1999, as a result of increases in the prime rate during 2000. Commercial real estate loans contributed $1.5 million of additional interest income in 2000 as outstanding loans increased and the yield decreased to 8.91% from 8.94% in 1999.

Interest income on loans was $45.0 million in 1999 compared with $45.7 million in 1998. Increases in the average loans outstanding were more than offset by a reduction in the average yield on loans to 7.48%. Interest income on residential 1-4 family loans increased $1.0 million in 1999 compared to 1998 levels as loan volume increased. Interest income on commercial loans increased $53,000 while the yield declined to 8.51% when compared to 9.41% in 1998.

Interest income on investments increased $3.2 million to $36.0 million in 2000 compared with $32.8 million in 1999. The $3.2 million increase in investment interest income is accounted for by a $30.0 million increase in the average balance and the increase in yield from 6.03% in 1999 to 6.26% in 2000.

Interest income on investments was $32.8 million in 1999 compared with $31.1 million in 1998. The $44.0 million increase in the average balance of investment securities contributed $2.7 million of interest income in 1999, offset by a $929,000 decrease as a result of the decline in the yield on investment securities to 6.03% in 1999 from 6.20% in 1998.

Interest Expense

Interest expense was $49.9 million in 2000 compared to $43.1 million in 1999. The increase in interest expense is primarily attributable to increases in both volume and rates on term certificates, savings deposits and MMDA, and long-term borrowings. As a result, the cost of funds in 2000 increased to 4.49% from 4.15% in 1999. Interest expense on deposits was $36.5 million in 2000, compared with $32.8 million in 1999. Average interest-bearing deposits increased $40.7 million and rates increased from 3.85% to 4.09%, resulting in an increase in interest expense of $3.8 million. Interest expense on borrowings was $13.4 million in 2000, compared with $10.4 million in 1999. The increase in interest expense is a result of a $30.9 million increase in the average balance of borrowings and an increase in the cost of borrowings from 5.53% to 6.14%.

Interest expense was $43.1 million in 1999, an increase of $496,000 or 1.2% from 1998. Interest expense on deposits was $32.8 million and interest on borrowed funds was $10.4 million in 1999, compared with $32.0 million and $10.6 million, respectively, in 1998. The cost of funds decreased to 4.15% from 4.37% in 1998 principally as a result of declining rates paid on term certificates and borrowings.

Rate/Volume Analysis

The following table presents, for the periods indicated, changes in interest and dividend income and changes in interest expense attributable to changes in interest rates and volumes of interest-bearing assets and liabilities. Changes attributable to both rate and volume have been allocated proportionally to the two categories.

                                                     2000 Compared to 1999                          1999 Compared to 1998
                                                      Increase (Decrease)                            Increase (Decrease)
                                          -------------------------------------------    -------------------------------------------
                                            Volume           Rate            Total         Volume           Rate            Total
                                          -----------    -------------    -----------    -----------    -------------    -----------
                                                 (In thousands)
INTEREST AND DIVIDEND INCOME
    Short-term investments                   $     -         $     85        $    85        $   136         $    (10)      $    126
    Mortgage-backed investments                  (52)             289            237          3,867             (607)         3,260
    Other investment securities                1,916              958          2,874         (1,329)            (312)        (1,641)
    Loans                                      4,218              787          5,005          1,639           (2,337)          (698)
                                          -----------    -------------    -----------    -----------    -------------    -----------

    Total interest and dividend income         6,082            2,119          8,201          4,313           (3,266)         1,047
                                          -----------    -------------    -----------    -----------    -------------    -----------

INTEREST EXPENSE
    NOW deposits                                  (7)               8              1              8             (252)          (244)
    Savings deposits and MMDA                    525              482          1,007          1,157              185          1,342
    Term certificates                          1,302            1,462          2,764          1,156           (1,478)          (322)
    Short-term borrowings                       (609)             472           (137)          (611)            (153)          (764)
    Long-term debt                             2,520              650          3,170            907             (423)           484
                                          -----------    -------------    -----------    -----------    -------------    -----------

    Total interest expense                     3,731            3,074          6,805          2,617           (2,121)           496
                                          -----------    -------------    -----------    -----------    -------------    -----------

        Net interest income                  $ 2,351         $   (955)       $ 1,396        $ 1,696         $ (1,145)      $    551
                                          ===========    =============    ===========    ===========    =============    ===========

Distribution of Assets and Liabilities; Interest Rates and Interest Differential

The following presents an analysis of average yields earned and rates paid for the years indicated. Average balances are computed using daily averages except for average stockholders' equity for which month-end balances are used.

Years Ended                                         December 31, 2000                      December 31, 1999
------------------------------------------------------------------------------    ------------------------------------
                                                        Interest      Average                   Interest     Average
                                            Average      Earned/       Yield/      Average       Earned/      Yield/
                                            Balance       Paid         Rate        Balance        Paid         Rate
                                          ----------   ----------   ----------    ----------   ----------   ----------
                                                                                        (Dollars in thousands)
ASSETS
    Earning assets:
        Short-term investments            $    6,719   $      416         6.19%   $    6,696   $      331         4.94%
        Mortgage-backed
            investments                      234,064       14,476         6.18       234,928       14,239         6.06
        Other investment securities          334,647       21,111         6.31       303,784       18,237         6.00
        Loans (a)                            658,041       50,047         7.61       602,429       45,042         7.48
----------------------------------------------------------------------------------------------------------------------

    Total earning assets                   1,233,471       86,050         6.98     1,147,837       77,849         6.78

    Other assets                              30,485            -            -        39,696            -            -
----------------------------------------------------------------------------------------------------------------------

    Total assets                          $1,263,956            -            -    $1,187,533            -            -
======================================================================================================================

LIABILITIES AND
    STOCKHOLDERS' EQUITY
    Interest-bearing liabilities:
        NOW deposits                      $   59,674   $      344         0.58%   $   60,931   $      343         0.56%
        Savings deposits and MMDA            391,883       12,547         3.20       375,169       11,540         3.08
        Term certificates                    440,761       23,632         5.36       415,643       20,868         5.02
        Short-term borrowings                 37,441        2,309         6.17        48,265        2,446         5.07
        Long-term debt                       180,747       11,082         6.13       139,034        7,912         5.69
----------------------------------------------------------------------------------------------------------------------

    Total interest-bearing liabilities     1,110,506       49,914         4.49     1,039,042       43,109         4.15

    Other liabilities                         62,012            -            -        54,888            -            -

    Stockholders' equity                      91,438            -            -        93,603            -            -
----------------------------------------------------------------------------------------------------------------------

    Total liabilities and stockholders'
        equity                            $1,263,956            -            -    $1,187,533            -            -
======================================================================================================================

Net interest income                                       $36,136                                 $34,740

Weighted average rate spread (b)                                          2.49%                                   2.63%
Net yield on average earning assets (c)                                   2.93%                                   3.03%
======================================================================================================================

Years Ended                                           December 31, 1998
------------------------------------------   ------------------------------------
                                                           Interest     Average
                                               Average      Earned/      Yield/
                                               Balance       Paid         Rate
                                             ----------   ----------   ----------
ASSETS
    Earning assets:
        Short-term investments               $    3,941   $      205         5.20%
        Mortgage-backed
            investments                         171,581       10,979         6.40
        Other investment securities             325,852       19,878         6.10
        Loans (a)                               581,154       45,740         7.87
---------------------------------------------------------------------------------

    Total earning assets                      1,082,528       76,802         7.09

    Other assets                                 44,518            -            -
---------------------------------------------------------------------------------

    Total assets                             $1,127,046            -            -
=================================================================================

LIABILITIES AND
    STOCKHOLDERS' EQUITY
    Interest-bearing liabilities:
        NOW deposits                         $   60,111   $      587         0.98%
        Savings deposits and MMDA               337,456       10,198         3.02
        Term certificates                       393,493       21,190         5.39
        Short-term borrowings                    60,215        3,210         5.33
        Long-term debt                          123,358        7,428         6.02
---------------------------------------------------------------------------------

    Total interest-bearing liabilities          974,633       42,613         4.37

    Other liabilities                            50,194            -            -

    Stockholders' equity                        102,219            -            -
---------------------------------------------------------------------------------

    Total liabilities and stockholders'
        equity                               $1,127,046            -            -
=================================================================================

Net interest income                                          $34,189

Weighted average rate spread (b)                                             2.72%
Net yield on average earning assets (c)                                      3.16%
=================================================================================

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

The Bank recorded a provision for loan losses of $175,000 in 2000. This compares with no provision in 1999 and a provision of $75,000 in 1998. Gross loans charged-off declined to $59,000 in 2000 versus $164,000 and $165,000 in 1999 and 1998, respectively. Net loans charged-off totaled $4,000 and $97,000, respectively, in 2000 and 1999, while in 1998 the Company experienced net loan recoveries of $68,000.

The loan portfolio increased $42.2 million during 2000 with $22.4 million related to residential real estate loans, which are assigned a relatively low risk rating as compared to other categories in the Company's loan portfolio. The impact of applying general risk allocations to the growth in residential and commercial real estate loans, as well as construction loans, was partially offset by the net improvement in the general risk ratings applicable to certain commercial lending relationships. While management considers the allowance for loan losses to be adequate at December 31, 2000, there is no assurance that additional charge-offs and provisions will not be necessary in 2001. The provision for loan losses during 2001 will depend primarily on market conditions and the Bank's actual experience.

Other Income

Total other income amounted to $6.8 million in 2000, as compared to $4.2 million in 1999 and $4.8 million in 1998. When comparing 2000 with 1999, the $4.8 million gain from the termination of the defined benefit plan was partially offset by the net change in securities gains and losses of $2.5 million. The Company recorded a net loss on sales of securities of $1.0 million in 2000 as compared to a net gain on sales of securities of $1.5 million in 1999. The net loss on sales of securities in 2000 is reflective of a portfolio restructuring, whereby securities totaling $40.2 million and yielding 5.02% were sold and the proceeds were reinvested in securities yielding approximately 7.0%.

The $556,000 decrease in other income when comparing year 1999 with 1998 can be primarily accounted for by the change in level of gains recorded from sales of assets. Gains on sales of assets in 1999 totaled $1.5 million, compared with $2.0 million in 1998, representing a decrease of $500,000. In 1999, customer service fees declined $27,000 from 1998, in part reflecting lower revenues on deposit accounts as customers migrated to deposit products with lower or no service fees.

Operating Expenses

Operating expenses were $20.0 million for 2000, up $690,000 or 3.6% over 1999 operating expenses of $19.3 million. This increase in operating expenses was driven by staff related costs to support Company growth, which were partially offset by a net overall decline of $336,000 in defined benefit pension and 401(k) plan expense. This decline is a result of the Bank's termination of its defined benefit pension plan effective February 29, 2000.

Operating expenses were $19.3 million for 1999, up $227,000 or 1.2% over 1998 operating expenses of $19.1 million. Occupancy, equipment and data processing rose $287,000 or 7.7% when compared to 1998 as a result of additional operating expenses associated with reopening and opening of branch sites. Professional fees increased $132,000 or 25% over 1998 as a result of expenses applicable to shareholder matters.

Provision for Income Taxes

The Bank's effective tax rate for the year ended December 31, 2000 was 39.4% as compared with 35.6% and 38.1% for 1999 and 1998, respectively. The effective tax rates exceeded the statutory federal tax rate of 35.0% (for taxable income exceeding $10.0 million) due to state taxes, and in 2000, due principally to a tax of $639,000 related to the pension plan settlement.

                               IMPACT OF INFLATION

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all assets of a financial institution are monetary in nature. As a result, interest rates have a more significant effect on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

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

Maturities and sales of investment securities provide significant liquidity to the Bank. The Bank's policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. In 2000, cash flow from maturities of securities was $70.0 million and proceeds from sales of securities totaled $55.2 million, compared to maturities of securities of $66.3 million and proceeds from sales of securities of $105.4 million in 1999. Principal payments on mortgage-backed securities in 2000 and 1999 totaled $32.4 million and $47.4 million, respectively. Purchases of securities during 2000 and 1999 totaled $190.9 million and $261.7 million, respectively. These purchases consisted primarily of short-term debt instruments. During periods of high interest rates or active mortgage origination, maturities in the bond portfolio have provided significant liquidity to the Bank, generally at a lower cost than borrowings.

Amortization and pay-offs of the loan portfolio contribute significant liquidity to the Bank. Traditionally, amortization and pay-offs are reinvested into loans. Excess liquidity is invested in short-term debt instruments.

The Bank has also used borrowed funds as a source of liquidity. At December 31, 2000, the Bank's outstanding borrowings from the FHLBB were $223.4 million. The Bank also utilizes repurchase agreements to fund loan purchases or to leverage the balance sheet. At December 31, 2000, there were no securities sold under agreements to repurchase.

Residential and commercial mortgage loan originations for 2000, 1999 and 1998 totaled $139.2 million, $147.9 million and $159.5 million, respectively. Commitments to originate commercial and residential real estate mortgages at December 31, 2000 were $4.9 million, excluding unadvanced construction funds totaling $16.3 million. Unadvanced funds on equity and commercial lines of credit aggregated $33.1 million at December 31, 2000. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

The Bank's capital position (total stockholders' equity) was $105.0 million, or 8.01% of total assets at December 31, 2000, compared with $90.9 million, or 7.42% of total assets at December 31, 1999. In 2000, the Company utilized the holding company structure to exercise greater control in managing capital with the completion of a 5% stock repurchase plan. A total of 423,100 shares of common stock were repurchased. In addition, the Company announced in November 2000 another stock repurchase plan of up to 5% of outstanding shares.

The FDIC imposes capital guidelines on the Bank. The guidelines define core or "tier 1" capital and supplementary or "tier 2" capital and assign weights to broad categories of assets and certain off-balance sheet items. Ratios of tier 1 and tier 1 plus tier 2 capital to assets are then calculated. Banks must maintain a tier 1 capital to risk-weighted assets ratio of 4.00% and a total capital to risk-weighted assets ratio of 8.00%. The consolidated Company's and the Bank's tier 1 risk-based capital ratios, as defined, at December 31, 2000 were 12.1% and 11.6%, respectively, which exceeds both risk-based capital requirements.

Massachusetts-chartered savings banks insured by the FDIC are required to maintain minimum leverage capital (tier 1 capital) of 3.0% or 4.0% of total assets, as adjusted, depending on an individual bank's rating. The Bank's leverage capital ratio at December 31, 2000, as defined by the FDIC, was 7.5%, which exceeds the FDIC's requirements.

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

The following table presents, as of December 31, 2000, interest-rate sensitive assets and liabilities categorized by expected maturity and weighted average rate. Expected maturities are contractual maturities adjusted for amortization and prepayments of principal. For adjustable-rate instruments, contractual maturity is deemed to be the earliest possible interest rate adjustment date.

(Dollars in thousands)              Overnight         0-1 yr.         1-2 yrs.         2-3 yrs.
                                  --------------  -------------    ------------     ------------
Rate-sensitive assets:
    Short-term investments            $ 5,353         $      -        $      -         $      -
                                        6.29%
    Mortgage-backed investments             -           64,719          52,786           44,573
                                                          6.33%           6.33%            6.33%
    Other investment securities             -           84,062         103,071          100,569
                                                          6.42%           6.23%            6.19%
    Adjustable-rate mortgages          21,609          151,907          75,767           77,450
                                         9.43%            8.41%           7.61%            7.49%
    Fixed-rate mortgages                    -           22,984          22,656           20,915
                                                          7.40%           7.35%            7.23%
    All other loans                    14,446            2,664           1,319              790
                                        10.10%           10.00%          10.18%           10.38%
-----------------------------------------------------------------------------------------------------

Total rate-sensitive assets            41,408          326,336         255,599          244,297
-----------------------------------------------------------------------------------------------------

Rate-sensitive liabilities:
    NOW accounts                          831                -          32,137           32,138
                                         0.72%                            0.58%            0.58%
    Savings accounts                   80,824                -          80,824           80,824
                                         3.09%                            3.09%            3.09%
    Money market accounts              16,339                -          16,339           16,339
                                         3.96%                            3.96%            3.96%
    Term certificates                       -          375,579          58,691           13,432
                                                          5.70%           6.08%            5.83%
    Borrowings                              -          133,443          60,000           30,000
                                                          6.13%           6.78%            6.28%
-----------------------------------------------------------------------------------------------------

Total rate-sensitive liabilities       97,994          509,022         247,991          172,733
-----------------------------------------------------------------------------------------------------

(Dollars in thousands)                3-4 yrs.        4-5 yrs.          5+ yrs.           Total
                                   ------------     ------------     ------------     ------------
Rate-sensitive assets:
    Short-term investments            $      -          $     -         $      -       $    5,353

    Mortgage-backed investments         33,041           23,123           32,392          250,634
                                          6.33%            6.33%            6.33%
    Other investment securities         30,272                -                -          317,974
                                          6.98%
    Adjustable-rate mortgages           57,901           48,563           16,147          449,344
                                          7.19%            7.74%            6.91%
    Fixed-rate mortgages                21,867           19,393           97,343          205,158
                                          7.25%            7.15%            7.21%
    All other loans                        862               43               24           20,148
                                          8.68%           11.62%            7.00%
--------------------------------------------------------------------------------------------------

Total rate-sensitive assets            143,943           91,122          145,906        1,248,611
--------------------------------------------------------------------------------------------------

Rate-sensitive liabilities:
    NOW accounts                             -                -                -           65,106

    Savings accounts                    80,826                -                -          323,298
                                          3.09%
    Money market accounts               16,340                -                -           65,357
                                          3.96%
    Term certificates                    5,773            5,392              107          458,974
                                          4.86%            4.85%            5.30%
    Borrowings                               -              400                -          223,843
                                                           5.61%
--------------------------------------------------------------------------------------------------

Total rate-sensitive liabilities       102,939            5,792              107        1,136,578
--------------------------------------------------------------------------------------------------

The prepayment experience reflected is based on the Bank's historical experience. Based on the Bank's experience, partial or full payment prior to contractual maturity can be expected and is reflected. Loans and mortgage-backed securities reflect regular amortization of principal and pre-payment estimates. When adjustable-rate loans reprice at the rate adjustment date, they are generally indexed to the one-, three-, or five-year Treasury rate with an average spread of 275 basis points, with average period caps of 2.0% and life-time caps of 6.0%. The table does not include loans which have been placed on non-accrual status.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page

Independent Auditors' Report..................................................26

Consolidated Balance Sheets at December 31, 2000 and 1999.....................27

Consolidated Statements of Income for the Years Ended
     December 31, 2000, 1999 and 1998.........................................28

Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended December 31, 2000, 1999 and 1998.....................29

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998......................................30-31

Notes to Consolidated Financial Statements.................................32-55

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Medford Bancorp, Inc.:

We have audited the consolidated balance sheets of Medford Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medford Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Wolf & Company, P.C.

Boston, Massachusetts
January 19, 2001

                              MEDFORD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                    --------------------------
                                                                                        2000           1999
                                                                                    -----------    -----------
                                                                                          (In thousands)
ASSETS
Cash and due from banks                                                             $    16,905    $    17,043
Interest-bearing deposits                                                                 5,353          3,867
                                                                                    -----------    -----------
               Cash and cash equivalents                                                 22,258         20,910

Securities available for sale                                                           528,690        520,030
Securities held to maturity                                                              42,854          5,000
Federal Home Loan Bank of Boston stock, at cost                                          11,420          9,683
Loans                                                                                   675,697        633,530
    Less allowance for loan losses                                                       (6,950)        (6,779)
                                                                                    -----------    -----------
              Loans, net                                                                668,747        626,751
                                                                                    -----------    -----------

Banking premises and equipment, net                                                      10,884         11,566
Accrued interest receivable                                                              10,211          9,162
Goodwill and deposit-based intangibles                                                    2,588          3,679
Other assets                                                                             12,038         18,131
                                                                                    -----------    -----------

              Total assets                                                          $ 1,309,690    $ 1,224,912
                                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                            $   975,857    $   911,328
Short-term borrowings                                                                    20,443         67,071
Long-term debt                                                                          203,400        148,653
Accrued taxes and expenses                                                                2,278          3,920
Other liabilities                                                                         2,747          3,070
                                                                                    -----------    -----------
               Total liabilities                                                      1,204,725      1,134,042
                                                                                    -----------    -----------

Commitments and contingencies (Notes 4 and 9)

Stockholders' equity:
    Serial preferred stock, $.50 par value, 5,000,000 shares authorized;
        none issued                                                                           -              -
    Common stock, 15,000,000 shares authorized; $.50 par value,
        9,122,596 shares issued                                                           4,561          4,561
    Additional paid-in capital                                                           22,705         24,839
    Retained earnings                                                                    94,697         85,153
    Treasury stock, at cost (980,048 and 739,344 shares, respectively)                  (17,422)       (14,278)
    Shares held in rabbi trust, at cost                                                   1,071            930
    Deferred compensation obligation                                                     (1,071)          (930)
    Accumulated other comprehensive income (loss)                                           424         (9,405)
                                                                                    -----------    -----------
              Total stockholders' equity                                                104,965         90,870
                                                                                    -----------    -----------

              Total liabilities and stockholders' equity                            $ 1,309,690    $ 1,224,912
                                                                                    ===========    ===========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Years Ended December 31,
                                                                        -----------------------------------------
                                                                          2000             1999            1998
                                                                        --------          -------         -------
                                                                          (In thousands, except per share data)
Interest and dividend income:
    Interest and fees on loans                                          $ 50,047          $45,042         $45,740
    Interest on debt securities                                           34,686           31,827          30,331
    Dividends on equity securities                                           901              649             526
    Interest on short-term investments                                       416              331             205
                                                                        --------          -------         -------
               Total interest and dividend income                         86,050           77,849          76,802
                                                                        --------          -------         -------

Interest expense:
    Interest on deposits                                                  36,523           32,751          31,975
    Interest on short-term borrowings                                      2,309            2,446           3,210
    Interest on long-term debt                                            11,082            7,912           7,428
                                                                        --------          -------         -------
               Total interest expense                                     49,914           43,109          42,613
                                                                        --------          -------         -------

Net interest income                                                       36,136           34,740          34,189
Provision for loan losses                                                    175                -              75
                                                                        --------          -------         -------
Net interest income, after provision for loan losses                      35,961           34,740          34,114
                                                                        --------          -------         -------

Other income:
    Customer service fees                                                  1,968            1,851           1,878
    Gain (loss) on sales of securities, net                               (1,031)           1,522           1,670
    Gain on sale of loans                                                      -                -             370
    Pension plan curtailment and settlement gains                          4,799                -               -
    Miscellaneous                                                          1,014              829             840
                                                                        --------          -------         -------
               Total other income                                          6,750            4,202           4,758
                                                                        --------          -------         -------

Operating expenses:
    Salaries and employee benefits                                        11,069           10,673          10,788
    Occupancy and equipment                                                2,611            2,488           2,296
    Data processing                                                        1,553            1,512           1,417
    Professional fees                                                        497              657             525
    Amortization of intangibles                                            1,091            1,128           1,171
    Advertising and marketing                                                690              654             545
    Other general and administrative                                       2,480            2,189           2,332
                                                                        --------          -------         -------
               Total operating expenses                                   19,991           19,301          19,074
                                                                        --------          -------         -------

Income before income taxes                                                22,720           19,641          19,798

Provision for income taxes                                                 8,951            6,990           7,546
                                                                        --------          -------         -------

Net income                                                              $ 13,769          $12,651         $12,252
                                                                        ========          =======         =======

Weighted average shares outstanding:
    Basic                                                                  8,139            8,393           8,904
                                                                        ========          =======         =======
    Diluted                                                                8,395            8,775           9,377
                                                                        ========          =======         =======

Earnings per share:
    Basic                                                               $   1.69          $  1.51         $  1.38
                                                                        ========          =======         =======
    Diluted                                                             $   1.64          $  1.44         $  1.31
                                                                        ========          =======         =======

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2000, 1999 and 1998


                                                                    Common Stock          Additional
                                                            -------------------------      Paid-In       Retained
                                                                Shares        Dollars      Capital       Earnings
                                                            -------------   ---------   ------------   ------------
                                                                                                   (In thousands)
Balance at December 31, 1997                                       4,541     $ 2,271       $ 28,977       $ 68,938


Comprehensive income:
    Net income                                                         -           -              -         12,252
    Change in net unrealized gain (loss) on securities
        available for sale, net of reclassification
        adjustment and tax effects                                     -           -              -              -

            Total comprehensive income

Cash dividends declared ($.50 per share)                               -           -              -         (4,420)
Stock split (2 for 1)                                              4,541       2,271         (2,271)             -
Repurchase of treasury stock                                           -           -              -              -
Issuance of common stock under option plan                            40          19           (527)             -
Income tax benefits on options exercised                               -           -            210              -
                                                            -------------   ---------   ------------   ------------

Balance at December 31, 1998                                       9,122       4,561         26,389         76,770


Comprehensive income:
    Net income                                                         -           -              -         12,651
    Change in net unrealized gain (loss) on securities
        available for sale, net of reclassification
        adjustment and tax effects                                     -           -              -              -

            Total comprehensive income

Cash dividends declared ($.51 per share)                               -           -              -         (4,268)
Repurchase of treasury stock                                           -           -              -              -
Issuance of common stock under option plan                             -           -         (1,550)             -
                                                            -------------   ---------   ------------   ------------

Balance at December 31, 1999                                       9,122       4,561         24,839         85,153


Comprehensive income:
    Net income                                                         -           -              -         13,769
    Change in net unrealized gain (loss) on securities
        available for sale, net of reclassification
        adjustment and tax effects                                     -           -              -              -

            Total comprehensive income

Cash dividends declared ($.52 per share)                               -           -              -         (4,225)
Repurchase of treasury stock                                           -           -              -              -
Issuance of common stock under option plan                             -           -         (2,790)             -
Income tax benefits on options exercised                               -           -            656              -
                                                            -------------   ---------   ------------   ------------

Balance at December 31, 2000                                       9,122     $ 4,561       $ 22,705       $ 94,697
                                                            =============   =========   ============   ============

                                                                                              Accumulated
                                                                     Treasury Stock              Other
                                                              ---------------------------    Comprehensive
                                                                 Shares        Dollars       Income (Loss)         Total
                                                              -------------  ------------  ------------------  -------------
                                                                 (In thousands)
Balance at December 31, 1997                                             -     $       -        $      1,324      $ 101,510
                                                                                                               -------------

Comprehensive income:
    Net income                                                           -             -                   -         12,252
    Change in net unrealized gain (loss) on securities
        available for sale, net of reclassification
        adjustment and tax effects                                       -             -               1,734          1,734
                                                                                                               -------------
            Total comprehensive income                                                                               13,986
                                                                                                               -------------
Cash dividends declared ($.50 per share)                                 -             -                   -         (4,420)
Stock split (2 for 1)                                                    -             -                   -              -
Repurchase of treasury stock                                          (454)       (9,378)                  -         (9,378)
Issuance of common stock under option plan                              41           867                   -            359
Income tax benefits on options exercised                                 -             -                   -            210
                                                              -------------  ------------  ------------------  -------------

Balance at December 31, 1998                                          (413)       (8,511)              3,058        102,267
                                                                                                               -------------

Comprehensive income:
    Net income                                                           -             -                   -         12,651
    Change in net unrealized gain (loss) on securities
        available for sale, net of reclassification
        adjustment and tax effects                                       -             -             (12,463)       (12,463)
                                                                                                               -------------
            Total comprehensive income                                                                                  188
                                                                                                               -------------
Cash dividends declared ($.51 per share)                                 -             -                   -         (4,268)
Repurchase of treasury stock                                          (425)       (7,689)                  -         (7,689)
Issuance of common stock under option plan                              99         1,922                   -            372
                                                              -------------  ------------  ------------------  -------------

Balance at December 31, 1999                                          (739)      (14,278)             (9,405)        90,870
                                                                                                               -------------

Comprehensive income:
    Net income                                                           -             -                   -         13,769
    Change in net unrealized gain (loss) on securities
        available for sale, net of reclassification
        adjustment and tax effects                                       -             -               9,829          9,829
                                                                                                               -------------
            Total comprehensive income                                                                               23,598
                                                                                                               -------------
Cash dividends declared ($.52 per share)                                 -             -                   -         (4,225)
Repurchase of treasury stock                                          (423)       (6,428)                  -         (6,428)
Issuance of common stock under option plan                             182         3,284                   -            494
Income tax benefits on options exercised                                 -             -                   -            656
                                                              -------------  ------------  ------------------  -------------

Balance at December 31, 2000                                          (980)    $ (17,422)       $        424      $ 104,965
                                                              =============  ============  ==================  =============

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Years Ended December 31,
                                                                                      -----------------------------------------
                                                                                        2000             1999            1998
                                                                                      --------         --------        --------
                                                                                                   (In thousands)
Cash flows from operating activities:
    Net income                                                                        $ 13,769         $ 12,651        $ 12,252
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Provision for loan losses                                                        175                -              75
          Depreciation and amortization, net                                             2,594            3,183           2,275
          (Gain) loss on sales of securities,  net                                       1,031           (1,522)         (1,670)
          Gain on sale of loans                                                              -                -            (370)
          Deferred tax provision (benefit)                                                 448             (100)           (344)
          Decrease (increase) in accrued interest receivable and other assets           (1,598)             549          (1,366)
          Increase (decrease) in accrued taxes and expenses
              and other liabilities                                                     (1,104)             367             629
                                                                                      --------         --------        --------

                          Net cash provided by operating activities                     15,315           15,128          11,481
                                                                                      --------         --------        --------

Cash flows from investing activities: Activity in securities available for sale:
        Maturities                                                                      64,974           45,250          52,180
        Sales                                                                           55,196          105,440         138,046
        Purchases                                                                     (144,649)        (259,337)       (297,537)
        Principal amortization of mortgage-backed securities                            32,369           47,360          39,077
    Activity in securities held to maturity:
        Maturities                                                                       4,997           21,000          74,803
        Purchases                                                                      (44,552)               -               -
    Purchases of Federal Home Loan Bank of Boston stock                                 (1,737)          (2,361)         (1,564)
    Loans originated and purchased, net of amortization and payoffs                    (42,358)         (46,460)        (20,796)
    Proceeds from sales of loans                                                             -               77          11,336
    Proceeds from sales of real estate                                                       -              431              70
    Additions to banking premises and equipment, net                                      (491)          (1,036)         (2,275)
                                                                                      --------         --------        --------

                             Net cash used by investing activities                     (76,251)         (89,636)         (6,660)
                                                                                      --------         --------        --------

                                   (continued)

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                                                                                               Years Ended December 31,
                                                                                      -----------------------------------------
                                                                                        2000             1999            1998
                                                                                      --------         --------        --------
                                                                                                  (In thousands)
Cash flows from financing activities:
    Net increase in deposits                                                            64,529           39,626          49,996
    Net decrease in short-term borrowings with maturities
        of three months or less                                                        (21,628)         (16,392)        (57,207)
    Proceeds from short-term borrowings with maturities in
        excess of three months                                                          67,166           55,000          10,000
    Repayment of short-term borrowings with maturities in
        excess of three months                                                         (92,166)         (10,000)        (10,000)
    Proceeds from long-term debt                                                       123,000           67,000          68,536
    Repayment of long-term debt                                                        (68,253)         (50,000)        (46,992)
    Issuance of common stock                                                               494              372             359
    Payments to acquire treasury stock                                                  (6,428)          (7,689)         (9,378)
    Cash dividends paid                                                                 (4,430)          (4,501)         (4,313)
                                                                                      --------         --------        --------

                          Net cash provided by financing activities                     62,284           73,416           1,001
                                                                                      --------         --------        --------

Net change in cash and cash equivalents                                                  1,348           (1,092)          5,822

Cash and cash equivalents at beginning of year                                          20,910           22,002          16,180
                                                                                      --------         --------        --------

Cash and cash equivalents at end of year                                              $ 22,258         $ 20,910        $ 22,002
                                                                                      ========         ========        ========

Supplementary information:
    Interest paid on deposit accounts                                                 $ 36,486         $ 32,413        $ 31,835
    Interest paid on borrowed funds                                                     13,207           10,115          10,681
    Income taxes paid, net of refunds                                                    8,054            7,285           7,626

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2000, 1999 and 1998

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for losses on loans.

Business and Operating Segments

The Company is principally engaged in the business of attracting deposits from the general public, originating residential and commercial real estate mortgages and consumer and commercial loans, and investing in securities. The Company is headquartered in Medford, Massachusetts. It has a network of eighteen banking offices located in Medford, Malden, Arlington, Belmont, Burlington, North Reading, Somerville, Tewksbury, Waltham, and Wilmington. The Company's primary market area includes these communities as well as other cities and towns in Middlesex County and the surrounding area north of Boston.

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

Securities

Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reflected at amortized cost. All other marketable securities are classified as "available for sale" and reflected on the consolidated balance sheet at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of related tax effects, in stockholders' equity. Purchase premiums and discounts on debt securities are amortized to earnings by the interest method over the terms of the securities. Declines in the value of securities that are deemed to be other than temporary are reflected in earnings when identified. Gains and losses on disposition of securities are recorded on the trade date and computed by the specific identification method.

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

Loans, as reported, have been increased by net deferred loan origination costs and reduced by the allowance for loan losses.

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

Net deferred loan origination costs are amortized as an adjustment of the related loan yield by the interest method over the contractual lives of the loans.

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

The allowance consists of specific, general and unallocated loss components. Specific allocations include the results of measuring impaired loans under SFAS No. 114. General risk allocations are determined by formula whereby the loan portfolio is stratified by loan type and by risk rating category. Loss factors are then applied to each category based on various considerations including historical loss experience, delinquency trends, current economic conditions, industry standards and regulatory guidelines. Any remaining unallocated portion is reviewed for adequacy in relation to the overall loan portfolio and in recognition of estimates inherent in the calculation methodology.

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

Pension Plan

The compensation cost of an employee's defined pension benefit is recognized on the net periodic pension cost method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes. The defined benefit plan was terminated effective February 29, 2000.

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

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive stock options had been exercised. Additional common shares are determined using the treasury stock method.

For the years ended December 31, 2000, 1999 and 1998, options applicable to 149,000 shares, 62,000 shares and 61,000 shares, respectively, were anti-dilutive and excluded from the diluted earnings per share computations.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                                                      Years Ended December 31,
                                                                               ---------------------------------------
                                                                                   2000         1999          1998
                                                                               ------------  -----------   -----------
                                                                                           (In thousands)
Unrealized holding gains (losses) on securities available for sale                $ 14,992     $(18,877)      $ 4,541
Reclassification adjustment for (gains) losses realized in income                    1,031       (1,522)       (1,670)
                                                                               ------------  -----------   -----------
Net unrealized gains (losses)                                                       16,023      (20,399)        2,871
Tax effects                                                                         (6,194)       7,936        (1,137)
                                                                               ------------  -----------   -----------

Net-of-tax amount                                                                  $ 9,829     $(12,463)      $ 1,734
                                                                               ============  ===========   ===========

Subsequent Accounting Change

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as a hedging instrument. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. The Company adopted this Statement on January 1, 2001, with no impact on the consolidated financial statements.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses at December 31, 2000 and 1999, follows:

                                                                           Gross         Gross
                                                           Amortized     Unrealized    Unrealized         Fair
                 December 31, 2000                            Cost         Gains         Losses           Value
-------------------------------------------------------    ---------     ----------    ----------       --------
                                                                             (In thousands)
Securities Available for Sale
Debt securities:
    Corporate bonds                                         $310,165       $2,628       $   (478)       $312,315
    Mortgage-backed securities                               212,589          668         (1,850)        211,407
    Federal agency obligations                                 3,000            -             (3)          2,997
                                                            --------       ------       --------        --------
         Total debt securities                               525,754        3,296         (2,331)        526,719
Marketable equity securities                                   2,285           81           (395)          1,971
                                                            --------       ------       --------        --------

             Total securities available for sale            $528,039       $3,377       $ (2,726)       $528,690
                                                            ========       ======       ========        ========

Securities Held to Maturity
    Federal agency obligations                              $  4,809       $  210       $      -        $  5,019
    Mortgage-backed securities                                38,045          871              -          38,916
                                                            --------       ------       --------        --------

             Total securities held to maturity              $ 42,854       $1,081       $      -        $ 43,935
                                                            ========       ======       ========        ========

                                                                           Gross         Gross
                                                           Amortized     Unrealized    Unrealized         Fair
                 December 31, 1999                            Cost         Gains         Losses           Value
-------------------------------------------------------    ---------     ----------    ----------       --------
                                                                             (In thousands)
Securities Available for Sale
Debt securities:
    Corporate bonds                                         $250,078       $   42       $ (3,353)       $246,767
    Mortgage-backed securities                               224,083            -         (9,627)        214,456
    U.S. Government and federal agency obligations            59,144            -         (2,017)         57,127
                                                            --------       ------       --------        --------
         Total debt securities                               533,305           42        (14,997)        518,350
Marketable equity securities                                   2,097            6           (423)          1,680
                                                            --------       ------       --------        --------

             Total securities available for sale            $535,402       $   48       $(15,420)       $520,030
                                                            ========       ======       ========        ========

Securities Held to Maturity
    U.S. Government obligations                             $  5,000       $    6       $      -        $  5,006
                                                            ========       ======       ========        ========

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SECURITIES (concluded)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2000 is as follows:

                                          Available for Sale               Held to Maturity
                                      ----------------------------    ---------------------------
                                        Amortized         Fair          Amortized        Fair
                                           Cost          Value            Cost           Value
                                      -------------  -------------    ------------   ------------
                                                            (In thousands)
Within 1 year                            $  84,062      $  83,942        $      -       $      -
After 1 year through 5 years               229,103        231,370           4,809          5,019
                                      -------------  -------------    ------------   ------------
                                           313,165        315,312           4,809          5,019
Mortgage-backed securities                 212,589        211,407          38,045         38,916
                                      -------------  -------------    ------------   ------------

                                         $ 525,754      $ 526,719        $ 42,854       $ 43,935
                                      =============  =============    ============   ============

At December 31, 2000, mortgage-backed securities with an amortized cost of $8,063,000 and a fair value of $8,002,000 have been pledged as collateral for a line of credit. Mortgage-backed securities with an amortized cost of $22,179,000 and a fair value of $21,851,000 have been pledged as collateral for a loan and credit agreement. At December 31, 1999, U.S. Government obligations with an amortized cost of $21,865,000 and a fair value of $20,965,000 were pledged as collateral for securities sold under agreements to repurchase. In addition, U.S. Government obligations with an amortized cost of $22,265,000 and a fair value of $21,022,000 were pledged as collateral for a loan and credit agreement. (See
Note 6.)

For the years ended December 31, 2000, 1999 and 1998, proceeds from the sales of securities available for sale amounted to $55,196,000, $105,440,000 and $138,046,000, respectively. Gross realized gains amounted to $3,000, $1,529,000 and $1,711,000, respectively. Gross realized losses amounted to $1,031,000, $7,000 and $52,000, respectively. For the years ended December 31, 2000 and 1998, proceeds from the sales of securities held to maturity that were sold within three months of maturity amounted to $4,997,000 and $15,003,000, respectively. Gross realized gains (losses) on these sales amounted to $(3,000) and $11,000 for the years ended December 31, 2000 and 1998, respectively. These sales have been included in the Statement of Cash Flows as maturities.

Mortgage-backed securities consist of collateralized mortgage obligations and participation certificates guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LOANS

A summary of the balances of loans follows:

                                                        December 31,
                                               --------------------------------
                                                   2000               1999
                                               --------------    --------------
                                                       (In thousands)
Mortgage loans on real estate:
    Residential 1 - 4 family                       $ 487,964         $ 465,618
    Commercial                                       124,201           112,050
    Construction                                      19,913            13,504
    Second mortgages                                     699               774
    Equity lines of credit                            21,609            19,394
                                               --------------    --------------
                                                     654,386           611,340
                                               --------------    --------------

Other loans:
    Commercial                                        17,219            18,124
    Personal and other                                 2,925             2,912
                                               --------------    --------------
                                                      20,144            21,036
                                               --------------    --------------

Net deferred loan origination costs                    1,167             1,154
                                               --------------    --------------
              Total loans                            675,697           633,530
Less allowance for loan losses                        (6,950)           (6,779)
                                               --------------    --------------

              Loans, net                           $ 668,747         $ 626,751
                                               ==============    ==============

An analysis of the allowance for loan losses follows:

                                               Years Ended December 31,
                                       -----------------------------------------
                                          2000           1999           1998
                                       -----------    -----------    -----------
                                                    (In thousands)

Balance at beginning of year              $ 6,779        $ 6,876        $ 6,733
Provision for loan losses                     175              -             75
Recoveries                                     55             67            233
Loans charged-off                             (59)          (164)          (165)
                                       -----------    -----------    -----------

Balance at end of year                    $ 6,950        $ 6,779        $ 6,876
                                       ===========    ===========    ===========

Impaired loans at December 31, 2000 and 1999 amounted to $1,047,000 and $2,482,000, respectively, none of which required a corresponding valuation allowance. No additional funds are committed to be advanced in connection with impaired loans.

For the years ended December 31, 2000, 1999 and 1998, the average recorded investment in impaired loans amounted to $1,593,000, $2,888,000 and $1,749,000, respectively. Impaired loans are generally placed on non-accrual status. The Bank recognized interest income on impaired loans, on a cash basis, of $6,000 in 2000, $52,000 in 1999 and $39,000 in 1998 during the periods that they were impaired.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of banking premises and equipment follows:

                                                           December 31,
                                                    --------------------------
                                                       2000           1999
                                                    -----------    -----------
                                                         (In thousands)
Banking Premises:
    Land                                              $  2,068       $  2,068
    Buildings                                           10,321         10,235
Equipment                                                6,609          6,305
                                                    -----------    -----------
                                                        18,998         18,608
Less accumulated depreciation                           (8,114)        (7,042)
                                                    -----------    -----------

                                                      $ 10,884       $ 11,566
                                                    ===========    ===========

Depreciation expense for the years ended December 31, 2000, 1999 and 1998 amounted to $1,173,000, $1,174,000 and $1,005,000, respectively.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2000, pertaining to banking premises and equipment, future minimum rent commitments (in thousands) under various operating leases are as follows:

                        Years Ending
                        December 31,                  Amount
                    ---------------------           -----------

                            2001                         $ 398
                            2002                           389
                            2003                           373
                            2004                           355
                            2005                           146
                         Thereafter                        136
                                                    -----------

                                                       $ 1,797
                                                    ===========

The leases contain options to extend for periods from one to ten years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to $378,000, $332,000 and $285,000, respectively.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. DEPOSITS

A summary of deposit balances, by type, is as follows:


                                                              December 31,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
                                                              (In thousands)

Demand                                                   $ 63,122       $ 51,202
NOW                                                        65,106         60,811
Regular savings                                           323,298        314,353
Money market deposits                                      65,357         68,617
                                                         --------       --------
          Total non-certificate accounts                  516,883        494,983
                                                         --------       --------

Term certificates ($100,000 or more)                      101,406         89,198
Other term certificates                                   357,568        327,147
                                                         --------       --------
          Total term certificates                         458,974        416,345
                                                         --------       --------

          Total deposits                                 $975,857       $911,328
                                                         ========       ========

A summary of term certificate accounts, by maturity, is as follows:

                             December 31, 2000       December 31, 1999
                            --------------------    --------------------
                                        Weighted                Weighted
                                         Average                 Average
                             Amount       Rate       Amount       Rate
                            --------    --------    --------    --------
                             (Dollars in thousands)

Within 1 year               $375,579      5.70%     $251,711      4.85%
Over 1 year to 3 years        72,123      6.03       154,537      5.24
Over 3 years to 5 years       11,165      5.45         9,994      4.97
Over 5 years                     107      5.30           103      5.26
                            --------                --------

                            $458,974      5.75%     $416,345      5.00%
                            ========                ========

6. SHORT-TERM BORROWINGS

Short-term borrowings consist of the following:

                                                     December 31, 2000            December 31, 1999
                                                   ----------------------      -----------------------
                                                                 Weighted                     Weighted
                                                                  Average                      Average
                                                   Amount           Rate       Amount           Rate
                                                   -------       --------      -------        --------
                                                               (Dollars in thousands)

Securities sold under agreements to repurchase     $    --            --%      $21,227          5.11%
Federal Reserve Bank of Boston advances                443          6.29           844          4.55
Federal Home Loan Bank of Boston advances           20,000          6.54        45,000          5.48
                                                   -------                     -------

                                                   $20,443          6.53%      $67,071          5.35%
                                                   =======                     =======

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SHORT-TERM BORROWINGS (concluded)

The Federal Home Loan Bank of Boston ("FHLBB") advances mature within five months. The Company also has an available line of credit with the FHLBB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. All borrowings from the FHLBB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property and 90% of the market value of U.S. Government and federal agency securities.

At December 31, 1999, securities sold under agreements to repurchase are borrowings that mature within one month and are secured by U.S. Government obligations. (See Note 2.) The amount of securities collateralizing the agreements to repurchase remains in securities and the obligation to repurchase securities sold is reflected as a liability in the consolidated balance sheets.

The Company had a $3,000,000 and a $1,925,000 line of credit (treasury, tax and loan) with the Federal Reserve Bank of Boston ("FRB") at December 31, 2000 and 1999, of which $443,000 and $844,000, respectively, was advanced. The interest rate adjusts weekly and certain mortgage-backed securities and U.S. Government obligations have been pledged as collateral for the line of credit at December 31, 2000 and 1999, respectively. At December 31, 2000, the Company also had a loan and credit agreement with the FRB at an interest rate which adjusts daily. Borrowings under the agreement are limited to 95% of the fair value of pledged collateral. Certain mortgage-backed securities have been pledged as collateral for the loan and credit agreement. (See Note 2.)

7. LONG-TERM DEBT

Long-term debt consists of FHLBB advances secured by a blanket lien on qualified collateral (see Note 6), as follows:

                              December 31, 2000                 December 31, 1999
                          ---------------------------      ----------------------------
                                           Weighted                          Weighted
                                           Average                           Average
      Maturity              Amount           Rate            Amount            Rate
---------------------     -----------     -----------      -----------      -----------
                                             (Dollars in thousands)

        2000                $     --             --%         $ 58,253            5.58%
        2001                 113,000           6.09            65,000            5.57
        2002                  60,000           6.78             5,000            6.36
        2003                  30,000           6.28            10,000            6.18
        2004                       -             -             10,000            5.29
        2005                     400           5.61               400            5.61
                          -----------                      -----------

                            $203,400           6.32%         $148,653            5.62%
                          ===========                      ===========

The advance maturing in 2005 is callable on a quarterly basis by the FHLBB.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES

Allocation of the provision for federal and state income taxes between current and deferred portions is as follows:

                                       Years Ended December 31,
                                    -----------------------------
                                      2000       1999       1998
                                    -------    -------    -------
                                           (In thousands)

Current tax provision:
    Federal                         $ 7,928    $ 6,702    $ 7,051
    State                               575        388        839
                                    -------    -------    -------
                                      8,503      7,090      7,890
                                    -------    -------    -------
Deferred tax provision (benefit):
    Federal                             335        (99)      (296)
    State                               113         (1)       (48)
                                    -------    -------    -------
                                        448       (100)      (344)
                                    -------    -------    -------

                                    $ 8,951    $ 6,990    $ 7,546
                                    =======    =======    =======

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                             Years Ended December 31,
                                             ------------------------
                                              2000     1999     1998
                                             ------   ------   ------

Statutory rate                                35.0%    35.0%    35.0%
Increase (decrease) resulting from:
    State taxes, net of federal tax benefit    2.0      1.3      2.6
    Tax on pension plan settlement             2.8       --       --
    Other, net                                 (.4)     (.7)      .5
                                             ------   ------   ------

Effective tax rates                           39.4%    35.6%    38.1%
                                             ======   ======   ======

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES (continued)

The components of the net deferred tax asset, included in other assets, are as follows:

                                                               December 31,
                                                          ---------------------
                                                            2000         1999
                                                          --------      -------
                                                              (In thousands)

Deferred tax assets:
    Federal                                                $ 3,914      $ 9,397
    State                                                    1,312        2,450
                                                           -------      -------
                                                             5,226       11,847
                                                           -------      -------

Deferred tax liabilities:
    Federal                                                 (1,266)      (1,203)
    State                                                     (347)        (389)
                                                           -------      -------
                                                            (1,613)      (1,592)
                                                           -------      -------

Net deferred tax asset                                     $ 3,613      $10,255
                                                           =======      =======

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

                                                                         December 31,
                                                                    ----------------------
                                                                      2000          1999
                                                                    --------      --------
                                                                        (In thousands)

Cash basis of accounting                                              $  401       $   384
Investments:
    Net unrealized (gain) loss on securities available for sale         (227)        5,967
    Other                                                               (288)         (288)
Depreciation                                                            (961)       (1,100)
Allowance for loan losses                                              2,814         2,649
Employee benefit plans                                                   669         1,356
Other                                                                  1,205         1,287
                                                                      ------       -------

Net deferred tax asset                                                $3,613       $10,255
                                                                      ======       =======

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES (concluded)

A summary of the change in the net deferred tax asset is as follows:

                                                               Years Ended December 31,
                                                          -----------------------------------
                                                            2000          1999         1998
                                                          --------      --------     --------

Balance at beginning of year                               $10,255       $ 2,219      $ 3,012
Deferred tax effect of the change in net unrealized
    gains and losses on securities available for sale       (6,194)        7,936       (1,137)
Deferred tax (provision) benefit for the year                 (448)          100          344
                                                           -------       -------      -------

Balance at end of year                                     $ 3,613       $10,255      $ 2,219
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

9. OTHER COMMITMENTS AND CONTINGENCIES

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

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. OTHER COMMITMENTS AND CONTINGENCIES (concluded)

Loan Commitments (concluded)

The following financial instruments were outstanding whose contract amounts represent credit risk:

                                                     Contract Amount
                                                     at December 31,
                                                   -------------------
                                                     2000        1999
                                                   -------     -------
                                                      (In thousands)

Commitments to grant loans                         $ 4,856     $15,314
Unadvanced funds on equity lines of credit          23,322      25,182
Unadvanced funds on commercial lines of credit       9,765      10,734
Unadvanced funds on construction loans              16,271      11,735

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

Legal Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company's consolidated financial statements.

10. STOCKHOLDERS' EQUITY

Common Stock Repurchase

On November 28, 2000, the Board of Directors approved a plan to repurchase 5% of the Company's outstanding shares of common stock. No repurchases have been made under this plan at December 31, 2000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Company and the Bank met all capital adequacy requirements to which they are subject.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. STOCKHOLDERS' EQUITY (continued)

Minimum Regulatory Capital Requirements (continued)

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. As a well capitalized entity, the Bank is entitled to engage in specified activities on a more expedited basis than entities that are not well capitalized. There are no conditions or events that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2000 and 1999, are also presented in the tables.

                                                                                                          Minimum
                                                                                Minimum             To Be Categorized
                                                                                Capital                   as Well
                                                     Actual                   Requirement               Capitalized
                                           ------------------------   ------------------------   -----------------------
                                             Amount          Ratio      Amount          Ratio      Amount         Ratio
                                           ----------       -------   ----------       -------   ----------      -------
                                                                          (Dollars in thousands)
December 31, 2000:
Total Capital to Risk-Weighted Assets:
    Consolidated                            $108,719         13.0%     $ 67,125          8.0%     $     --           --%
    Bank                                     104,230         12.4        67,125          8.0        83,906         10.0

Tier 1 Capital to Risk-Weighted Assets:
    Consolidated                             101,769         12.1        33,562          4.0            --           --
    Bank                                      97,280         11.6        33,562          4.0        50,343          6.0

Tier 1 Capital to Average Assets:
    Consolidated                             101,769          7.9        51,907          4.0            --           --
    Bank                                      97,280          7.5        51,907          4.0        64,883          5.0


December 31, 1999:
Total Capital to Risk-Weighted Assets:
    Consolidated                            $103,131         13.9%     $ 59,429          8.0%     $     --           --%
    Bank                                     100,346         13.6        59,429          8.0        74,286         10.0

Tier 1 Capital to Risk-Weighted Assets:
    Consolidated                              96,352         13.0        29,714          4.0            --           --
    Bank                                      93,567         12.7        29,714          4.0        44,572          6.0

Tier 1 Capital to Average Assets:
    Consolidated                              96,352          8.0        36,461          4.0            --           --
    Bank                                      93,567          7.7        36,461          4.0        60,768          5.0

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. STOCKHOLDERS' EQUITY (concluded)

Restrictions on Dividends, Loans and Advances

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. Under Massachusetts law, stock savings banks such as the Bank, like national banks, may pay dividends no more often than quarterly, and only out of net profits and to the extent that such payments will not impair the Bank's capital stock, as defined. Moreover, prior Commissioner approval is required if the total dividends for a calendar year would exceed net profits for that year combined with retained net profits for the previous two years. These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to its stockholders. Loans or advances are limited to 10% of the Bank's capital stock and surplus, as defined, (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) on a secured basis.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

At December 31, 2000, $67,125,000 of the Company's equity in the Bank was restricted and funds available for loans or advances amounted to $10,423,000.

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

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. EMPLOYEE BENEFIT PLANS

Pension Plan

The Bank has provided basic and supplemental pension benefits for eligible employees through the Savings Banks Employees Retirement Association Pension Plan. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve-month period beginning with such employee's date of employment, or any anniversary thereof, automatically became a participant in the pension plan. Participants were fully vested after three years of such service. Effective March 31, 2000, the Bank terminated its defined benefit pension plan and transferred plan assets to its vested employees who had the option to rollover into the Bank's 401(k) plan, or an IRA, or receive a cash payout in amounts that would effectively settle the plan's accumulated benefit obligation. As a result, the Company recognized settlement and curtailment gains totaling $4,799,000 in 2000. Information pertaining to activity in the plan is as follows:

                                                             Years Ended October 31,
                                                       ---------------------------------
                                                         2000         1999         1998
                                                       -------      -------      -------
                                                                   (In thousands)
Change in benefit obligation:
    Benefit obligation at beginning of year            $ 5,106      $ 5,472      $ 4,965
    Service cost                                            --          642          591
    Interest cost                                          406          369          360
    Amendment                                             (409)          --           --
    Actuarial gain                                          --       (1,010)        (151)
    Benefits paid                                       (5,103)        (367)        (293)
                                                       -------      -------      -------
    Benefit obligation at end of year                       --        5,106        5,472
                                                       -------      -------      -------

Change in plan assets:
    Fair value of plan assets at beginning of year       6,879        5,464        4,830
    Actual return on plan assets                         1,420        1,076          395
    Employer contribution                                   --          706          532
    Benefits paid                                       (5,103)        (367)        (293)
    Distribution to employer                            (3,196)          --           --
                                                       -------      -------      -------
    Fair value of plan assets at end of year                --        6,879        5,464
                                                       -------      -------      -------

Funded status                                               --        1,773           (8)
Unrecognized net actuarial gain                             --       (3,242)      (1,668)
Transition asset                                            --         (227)        (247)
                                                       -------      -------      -------

Accrued pension cost                                   $    --      $(1,696)     $(1,923)
                                                       =======      =======      =======

Net periodic pension (income) expense for the plan years ended October 31, 2000, 1999 and 1998 consisted of the following:

                                           2000       1999       1998
                                          -----      -----      -----
                                                (In thousands)

Service cost                              $  --      $ 642      $ 591
Interest cost                               406        369        360
Expected return on plan assets             (498)      (437)      (386)
Net amortization and deferral                --        (20)       (19)
Net gain                                     --        (75)       (69)
                                          -----      -----      -----

Net periodic pension (income) expense     $ (92)     $ 479      $ 477
                                          =====      =====      =====

                             MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. EMPLOYEE BENEFIT PLANS (concluded)

Pension Plan (concluded)

Total pension (income) expense for the years ended December 31, 2000, 1999 and 1998 amounted to $(131,000), $418,000 and $486,000, respectively.

For the plan years ended October 31, 2000, 1999 and 1998, actuarial assumptions include an assumed discount rate on benefit obligations of 7.00%, 6.75% and 7.50%, respectively, and an expected long-term rate of return on plan assets of 6.00%, 8.00% and 8.00%. An annual salary increase of 4.50% and 5.00% was used for the years ended October 31, 1999 and 1998, respectively.

401(k) Plan

The Bank maintains a 401(k) plan that provides for voluntary contributions by participating employees ranging from 1 percent to 15 percent of their compensation, subject to certain limits based on federal tax laws. Employees are eligible to participate in the plan upon hire and receive matching contributions after three months of service. Prior to January 1, 2000, the Bank made matching contributions equal to twenty-five percent (25%) of the first six percent (6%) of annual compensation contributed to the plan. Effective January 1, 2000, the Bank makes matching contributions equal to seventy-five percent (75%) of the first six percent (6%) of annual compensation contributed to the plan. For the years ended December 31, 2000, 1999 and 1998, expense attributable to the Plan amounted to $289,000, $76,000 and $83,000, respectively.

Incentive Plan

Short-term incentives can be earned through a discretionary bonus plan, administered by the Compensation and Options Committee of the Board of Directors. Senior executive officers as well as other officers are eligible to receive a bonus payable prior to the end of the first quarter of the following year if the Company or the Bank meets or exceeds certain base standards and individual performance warrants consideration. Incentive compensation expense amounted to $266,000, $136,000 and $195,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Executive Supplemental Benefit Agreement

The Company has entered into supplemental executive retirement agreements with its President that are designed to provide benefits lost under defined benefit plans and to increase overall retirement benefits. The present value of future benefits is being accrued over the term of employment. Supplemental compensation expense for the years ended December 31, 2000, 1999 and 1998 amounted to $192,000, $240,000 and $239,000, respectively.

12. STOCK OPTION PLANS

The Company has stock option plans for the benefit of directors, officers and full-time employees. The Medford Savings Bank 1986 Stock Option Plan covered 1,472,000 shares of common stock (the options under which have all been granted). Of the 400,000 options under the Medford Bancorp, Inc. 1993 Stock Option Plan, 384,500 have been granted. Both "Incentive Stock Options" and "Non-qualified Stock Options" may be granted under the plans, with a maximum option term of ten years. Under the terms of the plans, stock options may be granted as determined appropriate by the Compensation and Options Committee of the Board of Directors, and will have an exercise price equal to, or in excess of, the fair market value of a share of common stock of the Company on the date the option is granted. The plans also permit the inclusion of stock appreciation rights ("SARs") in any option granted which would permit the optionee to surrender an option (or portion thereof) for cancellation and to receive cash or common stock equal to the excess, if any, of the then fair market value of the common stock subject to such option or portion thereof over the option exercise price. No SARs have been granted to date.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK OPTION PLANS (continued)

The Company measures compensation cost for its stock option plans using the intrinsic value based method of accounting. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              Years Ended December 31,
                                          -------------------------------
                                             2000      1999        1998
                                          ---------  ---------   --------
                                       (In thousands, except per share data)

Net income:
    As reported                            $13,769    $12,651    $12,252
    Pro forma                               13,404     12,459     12,023
Basic earnings per share:
    As reported                            $  1.69    $  1.51    $  1.38
    Pro forma                                 1.65       1.48       1.35
Diluted earnings per share:
    As reported                            $  1.64    $  1.44    $  1.31
    Pro forma                                 1.60       1.42       1.28

In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                   Years Ended December 31,
                              --------------------------------
                                2000        1999        1998
                              --------    --------    --------

Dividend yield                  3.5%        3.1%        3.5%
Expected life                 10 years    10 years    10 years
Expected volatility              54%         50%         52%
Risk-free interest rate         5.2%        6.4%        5.3%

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK OPTION PLANS (concluded)

Stock option activity under the plans is as follows:

                                                                     Years Ended December 31,
                                      ----------------------------------------------------------------------------
                                                 2000                      1999                    1998
                                      ------------------------   -----------------------   -----------------------
                                                     Weighted                  Weighted                  Weighted
                                                     Average                   Average                   Average
                                                     Exercise                  Exercise                  Exercise
                                         Amount       Price        Amount       Price        Amount        Price
                                      -----------   ----------   ----------   ----------   ----------   ----------
Shares under option:
  Outstanding at beginning of year       674,632      $ 8.50       725,852      $ 7.37       761,352      $ 6.41
  Granted                                 42,000       14.78        54,000       16.36        49,500       18.40
  Cancelled                               (7,000)       4.55        (6,000)      20.25        (4,000)      19.75
  Exercised                             (182,396)       2.71       (99,220)       3.75       (81,000)       4.43
                                      -----------                ----------                ----------
  Outstanding at end of year             527,236       11.06       674,632        8.50       725,852        7.37
                                      ===========                ==========                ==========
  Exercisable at end of year             475,586      $10.60       589,732      $ 7.27       646,952      $ 6.04
                                      ===========                ==========                ==========
  Weighted average fair value of
    options granted during the year    $    6.68                  $   8.07                  $  7.98
                                      ===========                ==========                ==========

Information pertaining to options outstanding at December 31, 2000 is as follows:

                                                         Options Outstanding                      Options Exercisable
                                            ----------------------------------------------    ----------------------------
                                                                Weighted
                                                                Average         Weighted                        Weighted
                                                              Remaining         Average                         Average
                    Range of                    Number        Contractual       Exercise         Number         Exercise
              Exercise Prices                 Outstanding         Life           Price         Exercisable       Price
              ---------------               ---------------   -------------    -----------    -------------    -----------

               $3.06 -  $5.44                      137,956     1.8 years           $ 4.75          137,956         $ 4.75
               $6.13 -  $7.22                       26,000     3.1                   6.95           26,000           6.95
               $8.63 -  $9.72                      139,780     3.6                   9.49          139,780           9.49
              $10.38 - $10.88                       18,000     5.1                  10.54           18,000          10.54
              $12.44 - $12.88                       17,000     6.2                  12.57           17,000          12.57
              $14.13 - $14.94                       42,000     9.9                  14.78            4,000          14.13
              $16.00 - $16.81                       84,500     8.6                  16.53           70,850          16.51
              $19.75 - $21.63                       62,000     7.1                  20.11           62,000          20.11
                                            ---------------                                   -------------

    Outstanding at end of year                     527,236     4.9 years           $11.06          475,586         $10.60
                                            ===============                                   =============

13. EMPLOYEES' STOCK OWNERSHIP PLAN

The Company has an Employees' Stock Ownership Plan ("ESOP") for the benefit of each employee that has reached the age of 21 and has completed at least 500 hours of service with the Company in the previous twelve-month period. The Company may contribute to the ESOP cash or shares of common stock as voted by the Board of Directors, not to exceed the maximum amount deductible for federal income tax purposes. At December 31, 2000, the ESOP held 379,872 shares, all of which have been allocated to participants and included in outstanding shares for earnings per share calculations. Dividends on all shares held by the ESOP are allocated to participants on a pro rata basis. There were no contributions to the ESOP for the years ended December 31, 2000, 1999 or 1998.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values.

Securities: Fair values for securities are based on quoted market prices.

FHLBB stock: The carrying value of FHLBB stock approximates fair value based on stock redemption provisions.

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

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

                                                          December 31,
                                      --------------------------------------------------
                                               2000                        1999
                                      ----------------------      ----------------------
                                      Carrying       Fair         Carrying       Fair
                                       Amount        Value         Amount        Value
                                      --------      --------      --------      --------
                                                       (In thousands)
Financial assets:
   Cash and cash equivalents          $ 22,258      $ 22,258      $ 20,910      $ 20,910
   Securities available for sale       528,690       528,690       520,030       520,030
   Securities held to maturity          42,854        43,935         5,000         5,006
   FHLBB stock                          11,420        11,420         9,683         9,683
   Loans, net                          668,747       669,808       626,751       621,849
   Accrued interest receivable          10,211        10,211         9,162         9,162

Financial liabilities:
   Deposits                            975,857       976,783       911,328       911,051
   Short-term borrowings                20,443        20,443        67,071        67,071
   Long-term debt                      203,400       204,465       148,653       147,525
   Accrued interest payable              1,897         1,897         1,673         1,673

15. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Medford Bancorp, Inc. is as follows:

                                 BALANCE SHEETS

                                                               December 31,
                                                          ----------------------
                                                            2000          1999
                                                          --------      --------
                                                              (In thousands)
Assets

Short-term investments with Medford Savings Bank          $  4,812      $    468
Investment in common stock of Medford Savings Bank         100,476        88,085
Due from Medford Savings Bank                                   --         3,500
Other assets                                                   992           340
                                                          --------      --------

           Total assets                                   $106,280      $ 92,393
                                                          ========      ========

Liabilities and Stockholders' Equity

Accrued expenses                                          $     --      $      2
Dividends payable on common stock                            1,315         1,521
                                                          --------      --------
          Total liabilities                                  1,315         1,523

Stockholders' equity                                       104,965        90,870
                                                          --------      --------

          Total liabilities and stockholders' equity      $106,280      $ 92,393
                                                          ========      ========

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

                              STATEMENTS OF INCOME

                                                                        Years Ended December 31,
                                                                  -------------------------------------
                                                                             (In thousands)

Interest on short-term investments with Medford Savings Bank      $     96      $     40       $    142
Dividends from Medford Savings Bank                                 11,200        11,200          9,600
                                                                  --------      --------       --------
                                                                    11,296        11,240          9,742
Operating expenses                                                      86           199            147
                                                                  --------      --------       --------
Income before income taxes and equity in
  undistributed net income of Medford Savings Bank                  11,210        11,041          9,595
Applicable income tax provision (benefit)                                4           (55)            (3)
                                                                  --------      --------       --------
                                                                    11,206        11,096          9,598
Equity in undistributed net income of Medford Savings Bank           2,563         1,555          2,654
                                                                  --------      --------       --------

    Net income                                                    $ 13,769      $ 12,651       $ 12,252
                                                                  ========      ========       ========

                            STATEMENTS OF CASH FLOWS

                                                                         Years Ended December 31,
                                                                  --------------------------------------
                                                                    2000           1999           1998
                                                                  --------       --------       --------
                                                                               (In thousands)

Cash flows from operating activities:
  Net income                                                      $ 13,769       $ 12,651       $ 12,252
  Adjustments to reconcile net income to net
    cash provided by operating activities:
        Equity in undistributed net income of
            Medford Savings Bank                                    (2,563)        (1,555)        (2,654)
        Decrease (increase) in due from Medford Savings Bank         3,500         (1,725)          (125)
        Other, net                                                       2           (306)            52
                                                                  --------       --------       --------
          Net cash provided by operating activities                 14,708          9,065          9,525
                                                                  --------       --------       --------

Cash flows from financing activities:
  Issuance of common stock                                             494            372            359
  Payments to acquire treasury stock                                (6,428)        (7,689)        (9,378)
  Cash dividends paid                                               (4,430)        (4,501)        (4,313)
                                                                  --------       --------       --------
        Net cash used by financing activities                      (10,364)       (11,818)       (13,332)
                                                                  --------       --------       --------

Net change in cash and cash equivalents                              4,344         (2,753)        (3,807)

Cash and cash equivalents at beginning of year                         468          3,221          7,028
                                                                  --------       --------       --------

Cash and cash equivalents at end of year                          $  4,812       $    468       $  3,221
                                                                  ========       ========       ========

                              MEDFORD BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

16. QUARTERLY DATA (UNAUDITED)

A summary of consolidated operating results on a quarterly basis is as follows:

                                                      Year Ended December 31, 2000
                                          -----------------------------------------------------
                                           Fourth          Third         Second         First
                                           Quarter        Quarter        Quarter       Quarter
                                          --------       --------       --------       --------
                                                  (In thousands, except per share data)

Interest and dividend income              $ 22,461       $ 21,894       $ 21,179       $ 20,516
Interest expense                           (13,397)       (12,884)       (12,087)       (11,546)
                                          --------       --------       --------       --------

Net interest income                          9,064          9,010          9,092          8,970
Provision for loan losses                     (100)          --             --              (75)
                                          --------       --------       --------       --------
Net interest income, after provision
    for loan losses                          8,964          9,010          9,092          8,895
Pension plan curtailment gain                 --             --             --            1,195
Pension plan settlement gain                 3,604           --             --             --
Other income (loss)                           (126)           641            745            691
Operating expenses                          (5,136)        (4,997)        (4,958)        (4,900)
                                          --------       --------       --------       --------

Income before income taxes                   7,306          4,654          4,879          5,881

Provision for income taxes                  (3,390)        (1,638)        (1,749)        (2,174)
                                          --------       --------       --------       --------

Net income                                $  3,916       $  3,016       $  3,130       $  3,707
                                          ========       ========       ========       ========

Earnings per share:
  Basic                                   $   0.48       $   0.37       $   0.39       $   0.45
                                          ========       ========       ========       ========
  Diluted                                 $   0.47       $   0.36       $   0.37       $   0.43
                                          ========       ========       ========       ========

                                               Year Ended December 31, 1999
                                  -----------------------------------------------------
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

With the exception of certain information regarding the executive officers of the Company and the Bank, the response to this item is incorporated by reference from the discussion under the captions "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2001 (the "Proxy Statement"), to be filed with the SEC pursuant to Regulation 14A of the Exchange Act Rules.

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

13 Medford Bancorp, Inc. 2000 Annual Report, which, except for those portions expressly incorporated herein by reference, is furnished only for the information of the SEC and is not deemed to be filed.

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

                                  MEDFORD BANCORP, INC.


                                  By: /s/ Arthur H. Meehan
                                      ------------------------------------------
                                      Arthur H. Meehan
                                      Chairman, President, Chief Executive
                                      Officer and Director

                                  Date: March 5, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Arthur H. Meehan              Chairman, President, Chief Executive Officer
-------------------------------   and Director                                  March 5, 2001
Arthur H. Meehan


/s/ Phillip W. Wong               Executive Vice President,
-------------------------------   Chief Financial Officer and Treasurer         March 5, 2001
Phillip W. Wong


/s/ Edward D. Brickley            Director                                      March 5, 2001
-------------------------------
Edward D. Brickley

                                  Director                                             , 2001
-------------------------------
David L. Burke


/s/ Deborah A. Burke-Santoro      Director                                      March 5, 2001
-------------------------------
Deborah A. Burke-Santoro


/s/ Paul J. Crowley               Director                                      March 5, 2001
-------------------------------
Paul J. Crowley


                                  Director                                             , 2001
-------------------------------
Mary L. Doherty


/s/ Edward J. Gaffey              Director                                      March 5, 2001
-------------------------------
Edward J. Gaffey


/s/ Andrew D. Guthrie, Jr.        Director                                      March 5, 2001
-------------------------------
Andrew D. Guthrie, Jr.


/s/ Robert A. Havern, III         Director                                      March 5, 2001
-------------------------------
Robert A. Havern, III


                                  Clerk and Director                                   , 2001
-------------------------------
Eugene R. Murray


/s/ Francis D. Pizzella           Director                                      March 5, 2001
-------------------------------
Francis D. Pizzella