Form 10-Q
period 2001-03-31
MEDFORD BANCORP INC
filed 2001-05-15
CIK 1049895

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   |X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

   |_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from____________to____________

                         Commission File Number 0-23435

                              Medford Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

Massachusetts                                                     04-3384928
-------------                                                     ----------
(State or other jurisdiction of                                (I.R.S.Employer
incorporation or organization)                               Identification No.)

29 High Street
Medford, Massachusetts                                              02155
----------------------                                              -----
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code:            (781) 395-7700
                                                               --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes |X|   No |_|

The number of shares outstanding of Medford Bancorp, Inc.'s common stock, $0.50 par value per share, as of March 31, 2001 was 7,783,664.

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS                                            PAGE

            Consolidated Balance Sheets                                        1

            Consolidated Statements of Income                                2-3

            Consolidated Statements of Changes in Stockholders' Equity         4

            Consolidated Statements of Cash Flows                            5-6

            Notes to Consolidated Financial Statements                         7

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   8-18

ITEM 3  -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                       19

PART  II    OTHER INFORMATION

ITEM  1  -  Legal Proceedings                                                 19

ITEM  2  -  Changes in Securities and Use of Proceeds                         19

ITEM  3  -  Defaults Upon Senior Securities                                   19

ITEM  4  -  Submission of Matters to a Vote of Security Holders               19

ITEM  5  -  Other Information                                                 19

ITEM  6  -  Exhibits and Reports on Form 8-K                                  19

            SIGNATURES                                                        20

PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements

                              MEDFORD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         March 31,     December 31,
                                                                            2001           2000
                                                                        -----------    ------------
                                                                              (In thousands)
ASSETS
Cash and due from banks                                                 $    16,632    $    16,905
Interest-bearing deposits                                                    31,752          5,353
                                                                        -----------    -----------
               Cash and cash equivalents                                     48,384         22,258

Securities available for sale                                               533,943        528,690
Securities held to maturity                                                  40,645         42,854
Federal Home Loan Bank stock, at cost                                        11,920         11,420
Loans                                                                       669,929        675,697
    Less allowance for loan losses                                           (6,961)        (6,950)
                                                                        -----------    -----------
              Loans, net                                                    662,968        668,747
                                                                        -----------    -----------

Banking premises and equipment, net                                          11,220         10,884
Accrued interest receivable                                                  10,740         10,211
Goodwill and deposit-based intangibles                                        2,320          2,588
Other assets                                                                 10,207         12,038
                                                                        -----------    -----------

              Total assets                                              $ 1,332,347    $ 1,309,690
                                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                $   998,503    $   975,857
Short-term borrowings                                                        30,061         20,443
Long-term debt                                                              193,400        203,400
Accrued taxes and expenses                                                    3,772          2,278
Other liabilities                                                             2,480          2,747
                                                                        -----------    -----------
               Total liabilities                                          1,228,216      1,204,725
                                                                        -----------    -----------

Stockholders' equity:
  Serial preferred stock, $.50 par value, 5,000,000 shares
    authorized; none issued                                                      --             --
  Common stock, 15,000,000 shares authorized; $.50 par value,
    9,122,596 shares issued                                                   4,561          4,561
  Additional paid-in capital                                                 22,328         22,705
  Retained earnings                                                          96,943         94,697
  Accumulated other comprehensive income                                      4,040            424
  Treasury stock at cost (1,338,932 and 980,048 shares, respectively)       (23,741)       (17,422)
                                                                        -----------    -----------
              Total stockholders' equity                                    104,131        104,965
                                                                        -----------    -----------

              Total liabilities and stockholders' equity                $ 1,332,347    $ 1,309,690
                                                                        ===========    ===========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                          Three Months Ended
                                                                               March 31,
                                                                       -----------------------
                                                                         2001           2000
                                                                       --------       --------
                                                             (Dollars in thousands, except per share data)
Interest and dividend income:
    Interest and fees on loans                                         $ 12,773       $ 11,980
    Interest on debt securities                                           9,168          8,248
    Dividends on equity securities                                          227            193
    Interest on short-term  investments                                     221             95
                                                                       --------       --------
               Total interest and dividend income                        22,389         20,516
                                                                       --------       --------

Interest expense:
    Interest on deposits                                                  9,539          8,418
    Interest on short-term borrowings                                       390            784
    Interest on long-term debt                                            3,250          2,344
                                                                       --------       --------
               Total interest expense                                    13,179         11,546
                                                                       --------       --------

Net interest income                                                       9,210          8,970
Provision for loan losses                                                    --             75
                                                                       --------       --------
Net interest income, after provision for loan losses                      9,210          8,895
                                                                       --------       --------

Other income:
    Customer service fees                                                   538            463
    Gain (loss) on sales of securities, net                                 216            (74)
    Pension plan curtailment gain                                            --          1,195
    Miscellaneous                                                           328            302
                                                                       --------       --------
               Total other income                                         1,082          1,886
                                                                       --------       --------

Operating expenses:
    Salaries and employee benefits                                        2,904          2,726
    Occupancy and equipment                                                 761            669
    Data processing                                                         422            371
    Professional fees                                                       105            107
    Amortization of intangibles                                             268            277
    Advertising and marketing                                               148            150
    Other general and administrative                                        601            600
                                                                       --------       --------
               Total operating expenses                                   5,209          4,900
                                                                       --------       --------

Income before income taxes                                                5,083          5,881

Provision for income taxes                                                1,824          2,174
                                                                       --------       --------

Net income                                                             $  3,259       $  3,707
                                                                       ========       ========

                                   (continued)

                              MEDFORD BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                                           Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          2001           2000
                                                       ----------     ----------
                                             (Dollars in thousands, except per share data)
Earnings per share:
    Basic                                              $     0.41     $     0.45
    Diluted                                            $     0.40     $     0.43

Cash dividends declared per share                      $     0.13     $     0.12

Weighted averages shares outstanding:
    Basic                                               7,911,732      8,262,640
    Diluted                                             8,108,694      8,562,391

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 2001 and 2000

                                                                                                             Accumulated
                                               Common Stock    Additional               Treasury Stock          Other
                                          -------------------   Paid-In    Retained  ---------------------  Comprehensive
                                           Shares     Dollars   Capital    Earnings    Shares     Dollars   Income (Loss)   Total
                                          ---------   -------  ----------  --------  ----------   --------  -------------  --------
                                                   (In thousands)                                (In thousands)
Balance at December 31, 2000              9,122,596   $4,561    $22,705    $94,697     (980,048)  $(17,422)    $    424    $104,965
                                                                                                                           --------
Comprehensive income:
    Net income                                   --       --         --      3,259           --         --           --       3,259
    Change in net unrealized gain
       (loss) on securities
        available for sale,
        net of reclassification
        adjustment and tax effects               --       --         --         --           --         --        3,616       3,616
                                                                                                                           --------
            Total comprehensive income                                                                                        6,875
                                                                                                                           --------
Cash dividends declared ($.13 per share)         --       --         --     (1,013)          --         --           --      (1,013)
Repurchase of treasury stock                     --       --         --         --     (389,048)    (6,852)          --      (6,852)
Issuance of common stock under stock
    option plan                                  --       --       (377)        --       30,164        533           --         156
                                          ---------   ------    -------    -------   ----------   --------     --------    --------

Balance at March 31, 2001                 9,122,596   $4,561    $22,328    $96,943   (1,338,932)  $(23,741)    $  4,040    $104,131
                                          =========   ======    =======    =======   ==========   ========     ========    ========

Balance at December 31, 1999              9,122,596   $4,561    $24,839    $85,153     (739,344)  $(14,278)    $ (9,405)   $ 90,870
                                                                                                                           --------
Comprehensive income:
    Net income                                   --       --         --      3,707           --         --           --       3,707
    Change in net unrealized gain
        (loss) on securities
        available for sale,
        net of reclassification
        adjustment and tax effects               --       --         --         --           --         --       (1,800)     (1,800)
                                                                                                                           --------
            Total comprehensive income                                                                                        1,907
                                                                                                                           --------
Cash dividends declared ($.12 per share)         --       --         --       (986)          --         --           --        (986)
Repurchase of treasury stock                     --       --         --         --     (229,000)    (3,529)          --      (3,529)
Issuance of common stock under stock
    option plan                                  --       --       (562)        --       35,148        662           --         100
                                          ---------   ------    -------    -------   ----------   --------     --------    --------

Balance at March 31, 2000                 9,122,596   $4,561    $24,277    $87,874     (933,196)  $(17,145)    $(11,205)   $ 88,362
                                          =========   ======    =======    =======   ==========   ========     ========    ========

See accompanying notes to consolidated financial statements.

                                   (continued)

                              MEDFORD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               -----------------------
                                                                                 2001           2000
                                                                               --------       --------
                                                                                   (In thousands)
Cash flows from operating activities:
   Net income                                                                  $  3,259       $  3,707
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                                                    --             75
        Depreciation and amortization, net                                          506            696
        Loss (gain) on sales of investment securities,  net                        (216)            74
        Increase in accrued interest receivable and other assets                   (921)        (1,151)
        Decrease in accrued taxes and expenses and other liabilities              1,518          5,827
                                                                               --------       --------
          Net cash provided by operating activities                               4,146          9,228
                                                                               --------       --------
Cash flows from investing activities:
   Activity in investment securities available for sale:
        Maturities                                                               24,500         19,400
        Sales                                                                    16,701          5,964
        Purchases                                                               (50,691)       (41,961)
        Principal amortization of mortgage-backed securities                     12,486          6,472
   Activity in investment securities held to maturity:
        Maturities                                                                   --          4,997
        Purchases                                                                  (500)          (524)
   Loans originated and purchased, net of amortization
        and payoffs                                                               5,854        (16,563)
   Additions to banking premises and equipment, net                               (634)           (22)
                                                                               --------       --------
          Net cash provided by (used in) investing activities                     7,716        (22,237)
                                                                               --------       --------

                                   (continued)

                              MEDFORD BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                                                                    Three Months Ended
                                                                        March 31,
                                                                 -----------------------
                                                                   2001           2000
                                                                 --------       --------
                                                                      (In thousands)
Cash flows from financing activities:
    Net increase in deposits                                       22,646         31,907
    Increase (decrease) in borrowings with maturities of
        three months or less                                        9,618        (36,518)
    Proceeds from long-term debt                                  (10,000)        25,464
    Issuance of common stock                                          156            100
    Payments to acquire treasury stock                             (6,852)        (3,529)
    Cash dividends paid                                            (1,304)        (1,509)
                                                                 --------       --------
    Net cash provided by financing activities                      14,264         15,915
                                                                 --------       --------

Net change in cash and cash equivalents                            26,126          2,906

Cash and cash equivalents at beginning of period                   22,258         20,910
                                                                 --------       --------

Cash and cash equivalents at end of period                       $ 48,384       $ 23,816
                                                                 ========       ========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Note 1.   Basis of Presentation

The consolidated interim financial statements of Medford Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Medford Savings Bank (the "Bank") presented herein are intended to be read in conjunction with the consolidated financial statements presented in the Company's annual report for the year ended December 31, 2000.

The consolidated financial information for the three months ended March 31, 2001 is unaudited. In the opinion of management, however, the consolidated financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results to be expected for the entire year.

Note 2. Commitments

At March 31, 2001, the Company had outstanding commitments to originate new residential and commercial real estate mortgage loans totaling approximately $27.8 million, which are not reflected on the consolidated balance sheet. Unadvanced funds on equity lines were $22.9 million, unadvanced construction loan funds were $12.6 million, and unadvanced funds on commercial lines of credit were $10.9 million at March 31, 2001.

At March 31, 2001, the Company had an outstanding commitment to purchase a mortgage-backed security for $25.0 million on a "when-issued" basis.

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

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operation

GENERAL

The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. The company may make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "will," "should," and other expression which predict or indicate future events or trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in interest rates; changes in laws and regulations; changes in size and nature of the Company's competition; and changes in the assumptions used in making such forward-looking statements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements," as found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Readers should carefully review the factors described under "Risk Factors and Factors Affecting Forward Looking Statements" and should not place undue reliance on our forward-looking statements.

These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Consolidated net income was $3,259,000, or basic earnings per share of $0.41 ($0.40 diluted basis), for the three months ended March 31, 2001, compared to $3,707,000, or basic earnings per share of $0.45 ($0.43 diluted basis), for the comparable prior year period.

Net interest income was $9,210,000 for the quarter ended March 31, 2001, up $240,000 or 2.7% from the comparable 2000 period, and represented a net interest margin of 2.86%, which compared to 2.98% for the comparable 2000 period. The net gain on sales of assets totaled $216,000 for the first quarter of 2001 compared to a loss of $74,000 for the same quarter of 2000. During the quarter ended March 31, 2000 there was a $1.2 million pre-tax curtailment gain from the termination of the Company's defined benefit pension plan.

Total operating expenses were $5,209,000 for the quarter ended March 31, 2001, up $309,000 or 6.3% from $4,900,000 during the comparable period in 2000. There was no provision for loan losses recorded for the three-month period ended March 31, 2001 compared to a provision of $75,000 recorded for the comparable prior year period.

For the first quarter of 2001, the annualized return on assets was 1.01% and the annualized return on equity was 12.75%, compared to 1.21% and 16.91%, respectively, for the comparable period in 2000.

Total non-performing assets were $1,081,000 or 0.08% of total assets at March 31, 2001 unchanged from levels recorded at December 31, 2000. The allowance for loan losses at March 31, 2001 was $6,961,000, representing 1.04% of total loans. At December 31, 2000, the allowance for loan losses was $6,950,000, representing 1.03% of total loans. The Company had no foreclosed real estate at March 31, 2001 or December 31, 2000.

The Company had total assets of $1.33 billion and capital of $104.1 million at March 31, 2001, representing a capital to assets ratio of 7.82%, exceeding all regulatory requirements. When compared to December 31, 2000, securities increased $3.5 million or .61% to $586.5 million, total gross loans decreased $5.8 million or 0.86% to $669.9 million, deposits increased $22.6 million or 2.3% to $998.5 million, and borrowings decreased $382,000 or 0.17% to $223.5 million.

A more detailed discussion and analysis of the Company's financial condition and results of operations follows.

SECURITIES

The amortized cost and fair value of investment securities, excluding restricted equity securities, at March 31, 2001 and December 31, 2000 with gross unrealized gains and losses, follows:

                                                                                       Gross            Gross
                                                                    Amortized       Unrealized        Unrealized         Fair
                       March 31, 2001                                  Cost            Gains            Losses           Value
--------------------------------------------------------------     ------------    -------------    -------------    ------------
                                                                                          (In thousands)
Securities Available for Sale
Debt securities:
    Corporate bonds                                                  $313,689         $  6,152         $   (152)       $319,689
    Mortgage-backed                                                   212,502            1,404             (632)        213,274
                                                                     --------         --------         --------        --------
         Total debt securities                                        526,191            7,556             (784)        532,963
Marketable equity securities                                            1,261               16             (297)            980
                                                                     --------         --------         --------        --------

             Total securities available for sale                     $527,452         $  7,572         $ (1,081)       $533,943
                                                                     ========         ========         ========        ========
Securities Held to Maturity
Debt securities:
    Federal agency obligations                                       $  4,828         $    288         $     --        $  5,116
    Mortgage-backed                                                    35,817            1,168               --          36,985
                                                                     --------         --------         --------        --------

             Total securities held to maturity                       $ 40,645         $  1,456         $     --        $ 42,101
                                                                     ========         ========         ========        ========

                                                                                       Gross            Gross
                                                                    Amortized       Unrealized        Unrealized         Fair
                    December 31, 2000                                  Cost            Gains            Losses           Value
--------------------------------------------------------------     ------------    -------------    -------------    ------------
                                                                                          (In thousands)
Securities Available for Sale
Debt securities:
    Corporate bonds                                                  $310,165         $  2,628         $   (478)       $312,315
    Mortgage-backed                                                   212,589              668           (1,850)        211,407
    Federal agency obligations                                          3,000               --               (3)          2,997
                                                                     --------         --------         --------        --------
         Total debt securities                                        525,754            3,296           (2,331)        526,719
Marketable equity securities                                            2,285               81             (395)          1,971
                                                                     --------         --------         --------        --------

             Total securities available for sale                     $528,039         $  3,377         $ (2,726)       $528,690
                                                                     ========         ========         ========        ========
Securities Held to Maturity
    Federal agency obligations                                       $  4,809         $    210         $     --        $  5,019
    Mortgage-backed                                                    38,045              871               --          38,916
                                                                     --------         --------         --------        --------

             Total securities held to maturity                       $ 42,854         $  1,081         $     --        $ 43,935
                                                                     ========         ========         ========        ========

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2001 are as follows:

                                   Available for Sale         Held to Maturity
                                  ---------------------    ---------------------
                                  Amortized      Fair      Amortized      Fair
                                    Cost         Value       Cost         Value
                                  ---------    --------    ---------    --------
                                                  (In thousands)

Within 1 year                     $ 69,980     $ 70,327    $     --     $     --
After 1 year through 5 years       240,556      246,182       4,828        5,116
After 5 years through 10 years       3,153        3,180          --           --
                                  --------     --------    --------     --------
                                   313,689      319,689       4,828        5,116
Mortgage-backed securities         212,502      213,274      35,817       36,985
                                  --------     --------    --------     --------

                                  $526,191     $532,963    $ 40,645     $ 42,101
                                  ========     ========    ========     ========

Securities increased $3.5 million from $583.0 million at December 31, 2000 to $586.5 million at March 31, 2001. At March 31, 2001, the securities portfolio classified as "available for sale" reflected a $7.9 million appreciation in market value as a result of the ongoing changes in market interest rates as compared to $651,000 at December 31, 2000. In accordance with the Company's asset-liability strategies, purchases of mortgage-backed securities are primarily in fifteen year mortgages with weighted-average lives of six years and other investment securities are generally short-term with maturities of five years or less.

Sales of debt securities produced a gain of $156,000 during the 2001 first quarter and a loss of $64,000 for the three months ended March 31, 2000. Sales of equities produced gains of $60,000 during the three months ended March 31, 2001 compared to losses of $10,000 for the three months ended March 31, 2000.

LOANS

A summary of the Company's outstanding loan balances as of the dates indicated as follows:

                                                   March 31,       December 31,
                                                      2001            2000
                                                   ---------       ------------
                                                         (In thousands)

Mortgage loans on real estate:
    Residential 1 - 4 family                       $ 481,794        $ 487,964
    Commercial                                       128,116          124,201
    Construction                                      17,543           19,913
    Second mortgages                                     667              699
    Equity lines of credit                            21,463           21,609
                                                   ---------        ---------
                                                     649,583          654,386

Other loans:
    Commercial                                        16,496           17,219
    Personal                                           2,738            2,925
                                                   ---------        ---------
                                                      19,234           20,144
                                                   ---------        ---------

Net deferred loan origination costs                    1,112            1,167
                                                   ---------        ---------
              Total loans                            669,929          675,697
Less allowance for loan losses                        (6,961)          (6,950)
                                                   ---------        ---------

              Loans, net                           $ 662,968        $ 668,747
                                                   =========        =========

Total gross loans outstanding at March 31, 2001 decreased $5.8 million to $669.9 million when compared to the December 31, 2000 level. As residential mortgage rates decreased during the first quarter of 2001, refinancing activity increased contributing to a decline in residential 1-4 family real estate mortgage loans of $6.2 million. Construction real estate and commercial and industrial loans also declined by $2.4 million and $0.7 million, respectively, from December 31, 2000 levels. Offsetting these decreases, the Company's commitment to rebuild its commercial real estate portfolio continues to make gains as they grew $3.9 million during the quarter ended March 31, 2001.

NON-PERFORMING ASSETS

Total non-performing assets were $1.1 million and $1.0 million at March 31, 2001 and December 31, 2000, respectively. There were no foreclosed assets at March 31, 2001 or December 31, 2000. As a percentage of total assets, nonperforming assets equaled 0.08% at March 31, 2001 and December 31, 2000. Fluctuations in total nonperforming assets occur from quarter to quarter but remain at historically low levels. It is the Company's general policy to place loans on a non-accrual status when such loans become 90 days contractually delinquent or when the collectibility of principal or interest payments becomes doubtful. When a loan is placed on non-accrual status, its interest income accrual ceases and all income previously accrued but unpaid is reversed.

In accordance with SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that the borrower will be unable to meet principal or interest payments as agreed in the original loan contract. The principal balance of impaired loans at March 31, 2001 was $1.1 million, all of which were included in the $1.1 million non-performing assets referenced in the preceding paragraph.

ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses follows:

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                         2001             2000
                                                       -------          -------
                                                           (In thousands)

Balance at beginning of period                         $ 6,950          $ 6,779
Provision for loan losses                                   --               75
Recoveries                                                  45                8
Loans charged-off                                          (34)             (35)
                                                       -------          -------

Balance at end of period                               $ 6,961          $ 6,827
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

The allowance for loan losses was $7.0 million at March 31, 2001, a reserve coverage of 1.04% of total loans. At December 31, 2000, the allowance for loan losses was $7.0 million, representing 1.03% of total loans.

DEPOSITS

Total deposits increased $22.6 million from December 31, 2000 to $998.5 million at March 31, 2001. Demand deposits and NOW accounts increased $4.1 million and $2.7 million, respectively, from year-end levels. During the first quarter of 2001, savings and money market accounts increased $37.2 million as retail depositors sought alternative banking relationships, in a consolidating market, and municipalities shifted from certificates of deposits to money market accounts for increased liquidity. The shift in municipal deposits contributed to the $21.4 million decrease in term certificates from $459.0 million at December 31, 2000 to $437.6 million at March 31, 2001.

The following table indicates the balances in various deposit accounts at the dates indicated.

                                                     March 31,     December 31,
                                                       2001            2000
                                                     --------      ------------
                                                          (In thousands)
Demand                                               $ 67,234        $ 63,122
NOW                                                    67,773          65,106
Savings and money market accounts                     425,881         388,655
Term certificates                                     437,615         458,974
                                                     --------        --------

          Total deposits                             $998,503        $975,857
                                                     ========        ========

BORROWED FUNDS

At March 31, 2001, the Company's long-term borrowings decreased by $10.0 million to $193.4 million from $203.4 million at December 31, 2000. Short-term borrowings increased by $9.6 million to $30.0 million from $20.4 million at year-end as the Company positioned itself in anticipation of lower interest rates. At March 31, 2001, borrowed funds totaled $223.4 million, decreasing $382,000 from the $223.8 million reported at December 31, 2000.

STOCKHOLDERS' EQUITY

The Company's capital to assets ratio was 7.82% and 8.01% at March 31, 2001 and December 31, 2000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2000, the Company and the Bank met all capital adequacy requirements to be categorized as well capitalized. No conditions or events occurred during the first three months of 2000 that management believes have changed the Company's or the Bank's category. Therefore, management believes as of March 31, 2001 that the Company and the Bank met all capital adequacy requirements to continue to be categorized as well capitalized.

The Company's book value at March 31, 2001 was $13.38 per share, compared with $12.89 per share at December 31, 2000.

                              RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 VS QUARTER ENDED MARCH 31, 2000

NET INTEREST INCOME

Interest and dividend income from loans and investments increased $1.9 million or 9.1% to $22.4 million for the 2001 first quarter when compared to the same quarter in 2000. For the 2001 first quarter, average earning assets totaled $1.3 billion, an increase of $66.1 million or 5.2% over the comparable average for 2000, with $33.3 million of that increase attributed to short and long-term investment securities and $32.8 million attributed to loans. The annualized yields on earning assets were 7.06% and 6.82% for the first quarters in 2001 and 2000, respectively. The yield on investment securities was 6.47% for the first quarter 2001 as compared 6.07% for the first quarter 2000. Short and long-term investments contributed $1.080 million of additional interest and dividend income when comparing the first quarter of 2001 to the first quarter of 2000, primarily as a result of higher average balances and yield. The increase in the average balance on loans and an increase in the yield, from 7.50% to 7.60%, caused interest income on loans to increase by $793,000 from its 2000 first quarter level.

Total interest expense for the three months ended March 31, 2001 was $13.2 million, reflecting an increase of $1.6 million or 14.1% over the same period in 2000. At March 31, 2001 average interest-bearing liabilities were $1.14 billion, an increase of $54.2 million or 4.8% over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $39.2 million and average borrowed funds increasing $15.0 million. Overall, interest expense on deposits increased $1.12 million to $9.5 million as a result of the increase in average deposits and in rates paid from 3.89% to 4.26% for the quarters ended March 31, 2000 and 2001, respectively. Interest expense on borrowed funds increased $512,000 as the average balances increased and the rates paid on borrowed funds increased 55 basis points to 6.26% in the first quarter of 2001 compared to the first quarter in 2000. The overall cost of interest bearing liabilities increased to 4.67% from 4.25% when comparing the two quarters.

Net interest income increased 2.7% or $240,000 to $9.2 million when comparing the first quarter in 2001 to the same quarter in 2000 even as the weighted average rate spread decreased by 18 basis points to 2.39% while the net interest margin decreased 12 basis points to 2.86%. The increase in net interest income is primarily due to increased levels of earning assets while the basis point declines in spread and margin reflect the changing mix of earning assets and interest bearing liabilities. The yield on earning assets increased 24 basis points to 7.06% in the first quarter 2001 as compared to the same quarter in 2000, while the cost of interest-bearing liabilities increased by 42 basis points to 4.67%. This resulted in an interest rate spread and a net interest margin of 2.39% and 2.86%, respectively, for the three months ended March 31, 2001.

                              MEDFORD BANCORP, INC.
                              INTEREST RATE SPREAD

                                                            Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                            2001          2000
                                                          -------       -------
Weighted average yield earned on:
    Short-term investments                                   5.40%         5.53%
    Investment securities                                    6.47          6.07
    Loans                                                    7.60          7.50
                                                          -------       -------

          All earning assets                                 7.06%         6.82%
                                                          -------       -------

Weighted average rate paid on:
    Deposits                                                 4.26%         3.89%
    Borrowed funds                                           6.26          5.71
                                                          -------       -------

          All interest-bearing liabilities                   4.67%         4.25%
                                                          -------       -------

Weighted average rate spread                                 2.39%         2.57%
                                                          =======       =======

Net interest margin                                          2.86%         2.98%
                                                          =======       =======

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors, including the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non-performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at March 31, 2001, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

The Company recorded no provision for loan losses for the first quarter of 2001 as compared to $75,000 for the same period in 2000. The Company recorded net loan recoveries of $11,000 for the three months ended March 31, 2001 compared to net loan charge-offs of $27,000 for the same period in 2000.

OTHER INCOME

Other income, including customer service fees and gains and losses on sales of assets equaled $1,082,000 for the first quarter of 2001 as compared to $1,886,000 in the first quarter of 2000, representing a decrease of $804,000 or 42.6%. When comparing the first quarter 2001 with 2000, this decrease is primarily due to the pre-tax gain of $1.195 million from the curtailment of the Company's defined benefit pension plan recorded in the first quarter of 2000 partially offset by the net change in securities gains and losses of $290,000. See related discussions under "Securities" included in "Management's Discussion and Analysis" in Item 2 of Part 1 of this report.

OPERATING EXPENSES

Operating expenses increased $309,000 or 6.3% to $5,209,000 for the three months ended March 31, 2001 when compared to the same period in 2000. Salaries and employee benefits increased $178,000, when comparing the first quarter of 2001 to the first quarter of 2000. Occupancy, equipment and data processing expenses increased $92,000 and $51,000, respectively, when compared to the first quarter of 2000 as a result of additional operating expenses associated with the opening of our Somerville branch site. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, was 1.61% for the three months ended March 31, 2001, as compared to 1.60% for the prior year comparable period.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for three months ended March 31, 2001 of 35.9% is comparable to 37% for the period ended March 31, 2000.

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

Maturities and sales of investment securities provide significant liquidity to the Company. The Company's policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the three months ended March 31, 2001 cash flow from maturities and sales of securities was $41.2 million compared to $30.4 million for the three months ended March 31, 2000. Principal payments received on mortgage-backed investments during the three months ended March 31, 2001 and 2000 totaled $12.5 million and $6.5 million, respectively. During periods of high interest rates, maturities in the bond portfolio could provide significant liquidity at a lower cost than borrowings.

Amortization and payoffs of the loan portfolio also contribute significant liquidity to the Company. Traditionally, the amortization and payoffs have been reinvested into loans. When payoff rates exceed origination rates, excess liquidity from loan payoffs is shifted into the investment portfolio.

The Company also uses borrowed funds as a source of liquidity. These borrowings generally contribute toward funding over-all loan growth as well as purchases of mortgage-backed securities. The Company's outstanding borrowings from the FHLBB were $223.4 million at March 31, 2001 and $223.4 million at December 31, 2000. The Company also utilizes repurchase agreements as a source of funding when management deems market conditions to be conducive to such activities.

Commitments to originate residential and commercial real estate mortgage loans at March 31, 2001, excluding unadvanced construction funds of $12.6 million, were $27.8 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

Purchases of securities during the three months ended March 31, 2001 totaled $51.1 million, consisting of debt instruments generally maturing in less than five years and equities. This compares with purchases of $42.5 million for the three months ended March 31, 2000.

Residential and commercial real estate mortgage loan originations for the three months ended March 31, 2001 totaled $20.4 million, compared with $42.5 million for the three months ended March 31, 2000.

The Company's capital position (total stockholders' equity) was $104.1 million or 7.82% of total assets at March 31, 2001 compared with $105.0 million or 8.01% of total assets at December 31, 2000. During the three months ended March 31, 2001 the Company purchased 389,048 shares of its common stock in accordance with a previously announced stock purchase program. The Company's capital position exceeds all regulatory requirements

                           ASSET-LIABILITY MANAGEMENT

Through the Company's Asset-Liability Management Committee ("ALCO"), which is comprised of certain senior and middle management personnel, the Company monitors the level and general mix of interest rate-sensitive assets and liabilities. The primary objective of the ALCO is to manage the assets and liabilities of the Company to provide for optimum profitability and capital at prudent levels of liquidity and interest rate, credit, and market risk.

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

The Company actively manages its liability portfolio in order to effectively plan and manage growth and maturities of deposits. Management recognizes the need for strict attention to all deposits. Accordingly, plans for growth of all deposit types are reviewed regularly. Programs are in place which are designed to build multiple relationships with customers and to enhance the Company's ability to retain deposits at controlled rates of interest, and management has adopted a policy of reviewing interest rates on an ongoing basis on all deposit accounts in order to control deposit growth and interest costs

In addition to attracting deposits, the Company has selectively borrowed funds using advances from the FHLBB and, upon occasion, reverse repurchase agreements. These funds have generally been used to fund loans typically having a matched repricing date as well as purchases of mortgage-backed securities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company's management of market risk exposure, see "Asset-Liability Management" in Item 2 of Part I of this report and Item 7A of
Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Annual Report").

For quantitative information about market risk, see Item 7A of Part II of the Company's 2000 Annual Report.

There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2001 from those presented in the Company's 2000 Annual Report.

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

ITEM 4 -          Submission of Matters to a Vote of Security Holders

                  None

ITEM 5 -          Other Information

                  None.

ITEM 6 -          Exhibits and Reports on Form 8-K

                  (a)  Exhibit     Description
                       -------     -----------

                       None

                  (b)  Reports on Form 8-K

                       No reports on Form 8-K were filed by the Company during the three-month period ended March 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MEDFORD BANCORP, INC.


Date: May 15, 2001


      /s/ Arthur H. Meehan
      ---------------------------------------------------------------
      Arthur H. Meehan
      Chairman, President and Chief Executive Officer


Date: May 15, 2001


      /s/ Phillip W. Wong
      ---------------------------------------------------------------
      Phillip W. Wong
      Executive Vice President, Treasurer and Chief Financial Officer