Form 10-Q
period 2001-06-30
MEDFORD BANCORP INC
filed 2001-08-14
CIK 1049895

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

   [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from____________to______

                         Commission File Number 0-23435

                              Medford Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

Massachusetts                                                    04-3384928
(State or other jurisdiction of                                (I.R.S.Employer
incorporation or organization)                               Identification No.)

29 High Street
Medford, Massachusetts                                         02155
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:          (781) 395-7700

                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]         No [_]

The number of shares outstanding of Medford Bancorp, Inc.'s common stock, $0.50 par value per share, as of June 30, 2001 was 7,785,064.

                                    TABLE OF CONTENTS

PART I          FINANCIAL INFORMATION

ITEM 1 -        FINANCIAL STATEMENTS                                        PAGE

                Consolidated Balance Sheets                                    1

                Consolidated Statements of Income                            2-5

                Consolidated Statements of Changes in Stockholders' Equity     6

                Consolidated Statements of Cash Flows                        7-8

                Notes to Consolidated Financial Statements                     9

ITEM 2 -        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS              10-24

ITEM 3  -       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                                   25

PART  II        OTHER INFORMATION

ITEM  1  -      Legal Proceedings                                             25

ITEM  2  -      Changes in Securities and Use of Proceeds                     25

ITEM  3  -      Defaults Upon Senior Securities                               25

ITEM  4  -      Submission of Matters to a Vote of Security Holders           25

ITEM  5  -      Other Information                                             26

ITEM  6  -      Exhibits and Reports on Form 8-K                              26

                SIGNATURES                                                    27

                Exhibit Index                                                 28

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

                              MEDFORD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,         December 31,
                                                                                           2001               2000
                                                                                       -----------        -----------
                                                                                               (In thousands)
ASSETS
Cash and due from banks                                                                 $   19,374         $   16,905
Interest-bearing deposits                                                                   32,816              5,353
                                                                                       -----------        -----------
               Cash and cash equivalents                                                    52,190             22,258

Securities available for sale                                                              536,360            528,690
Securities held to maturity                                                                 56,472             42,854
Federal Home Loan Bank stock, at cost                                                       11,920             11,420
Loans                                                                                      680,058            675,697
    Less allowance for loan losses                                                          (6,948)            (6,950)
                                                                                       -----------        -----------
              Loans, net                                                                   673,110            668,747
                                                                                       -----------        -----------

Banking premises and equipment, net                                                         11,462             10,884
Accrued interest receivable                                                                  9,973             10,211
Goodwill and deposit-based intangibles                                                       2,056              2,588
Other assets                                                                                12,438             12,038
                                                                                       -----------        -----------
              Total assets                                                              $1,365,981         $1,309,690
                                                                                       ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                $1,036,534          $ 975,857
Short-term borrowings                                                                       17,466             20,443
Long-term debt                                                                             202,775            203,400
Accrued taxes and expenses                                                                   2,201              2,278
Other liabilities                                                                            2,388              2,747
                                                                                       -----------        -----------
               Total liabilities                                                         1,261,364          1,204,725
                                                                                       -----------        -----------
Stockholders' equity:
  Serial preferred stock, $.50 par value, 5,000,000 shares
    authorized; none issued                                                                     --                 --
  Common stock, 15,000,000 shares authorized; $.50 par value,
    9,122,596 shares issued                                                                  4,561              4,561
  Additional paid-in capital                                                                22,226             22,705
  Retained earnings                                                                         99,084             94,697
  Accumulated other comprehensive income                                                     2,463                424
  Treasury stock at cost (1,337,532 and 980,048 shares, respectively)                      (23,717)           (17,422)
                                                                                       -----------        -----------
              Total stockholders' equity                                                   104,617            104,965
                                                                                       -----------        -----------

              Total liabilities and stockholders' equity                                $1,365,981         $1,309,690
                                                                                       ===========        ===========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                     Three Months Ended
                                                                                          June 30,
                                                                              ---------------------------------
                                                                                  2001                  2000
                                                                              ----------             ----------
                                                                        (Dollars in thousands, except per share data)

Interest and dividend income:
    Interest and fees on loans                                                 $  12,570              $  12,374
    Interest on debt securities                                                    9,342                  8,503
    Dividends on equity securities                                                   198                    207
    Interest on short-term  investments                                              220                     95
                                                                              ----------             ----------
              Total interest and dividend income                                 22,330                 21,179
                                                                              ----------             ----------

Interest expense:
    Interest on deposits                                                           9,703                  8,890
    Interest on short-term borrowings                                                249                    598
    Interest on long-term debt                                                     3,148                  2,599
                                                                              ----------             ----------
               Total interest expense                                             13,100                 12,087
                                                                              ----------             ----------

Net interest income                                                                9,230                  9,092
Provision for loan losses                                                             --                     --
                                                                              ----------             ----------
Net interest income, after provision for loan losses                               9,230                  9,092
                                                                              ----------             ----------

Other income:
    Customer service fees                                                            571                    494
    Gain (loss) on sales of securities, net                                          155                     --
    Miscellaneous                                                                    246                    251
                                                                              ----------             ----------
               Total other income                                                    972                    745
                                                                              ----------             ----------

Operating expenses:
    Salaries and employee benefits                                                 2,961                  2,787
    Occupancy and equipment                                                          696                    631
    Data processing                                                                  447                    376
    Professional fees                                                                123                    113
    Amortization of intangibles                                                      264                    273
    Advertising and marketing                                                        157                    168
    Other general and administrative                                                 658                    610
                                                                              ----------             ----------
               Total operating expenses                                            5,306                  4,958
                                                                              ----------             ----------

Income before income taxes                                                         4,896                  4,879

Provision for income taxes                                                         1,743                  1,749
                                                                              ----------             ----------

Net income                                                                      $  3,153               $  3,130
                                                                              ==========             ==========

                                   (continued)

                              MEDFORD BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                                         Three Months Ended
                                                              June 30,
                                                  --------------------------------
                                                     2001                 2000
                                                 ----------             ----------
                                           (Dollars in thousands, except per share data)
Earnings per share:
    Basic                                        $     0.41             $     0.39
    Diluted                                      $     0.40             $     0.37

Cash dividends declared per share                $     0.13             $     0.12

Weighted averages shares outstanding:
    Basic                                         7,785,150              8,122,241
    Diluted                                       7,976,723              8,404,267

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                               --------------------------------
                                                                                  2001                   2000
                                                                               ---------              ---------
                                                                         (Dollars in thousands, except per share data)
Interest and dividend income:
    Interest and fees on loans                                                 $  25,343              $  24,354
    Interest on debt securities                                                   18,510                 16,751
    Dividends on equity securities                                                   425                    400
    Interest on short-term  investments                                              441                    190
                                                                               ---------              ---------
               Total interest and dividend income                                 44,719                 41,695
                                                                               ---------              ---------

Interest expense:
    Interest on deposits                                                          19,242                 17,308
    Interest on short-term borrowings                                                639                  1,382
    Interest on long-term debt                                                     6,398                  4,943
                                                                               ---------              ---------
               Total interest expense                                             26,279                 23,633
                                                                               ---------              ---------

Net interest income                                                               18,440                 18,062
Provision for loan losses                                                             --                     75
                                                                               ---------              ---------
Net interest income, after provision for loan losses                              18,440                 17,987
                                                                               ---------              ---------

Other income:
    Customer service fees                                                          1,109                    957
    Gain (loss) on sales of securities, net                                          371                    (74)
    Pension plan curtailment gain                                                     --                  1,195
    Miscellaneous                                                                    574                    553
                                                                               ---------              ---------
               Total other income                                                  2,054                  2,631
                                                                               ---------              ---------

Operating expenses:
    Salaries and employee benefits                                                 5,865                  5,513
    Occupancy and equipment                                                        1,457                  1,300
    Data processing                                                                  870                    747
    Professional fees                                                                228                    220
    Amortization of intangibles                                                      532                    550
    Advertising and marketing                                                        305                    318
    Other general and administrative                                               1,258                  1,210
                                                                               ---------              ---------
               Total operating expenses                                           10,515                  9,858
                                                                               ---------              ---------

Income before income taxes                                                         9,979                 10,760

Provision for income taxes                                                         3,567                  3,923
                                                                               ---------              ---------

Net income                                                                      $  6,412               $  6,837
                                                                               =========              =========

                                   (continued)

                              MEDFORD BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Concluded)

                                                         Six Months Ended
                                                             June 30,
                                                ------------------------------------
                                                    2001                   2000
                                                 ----------             ----------
                                           (Dollars in thousands, except per share data)
Earnings per share:
    Basic                                        $     0.82             $     0.83
    Diluted                                      $     0.80             $     0.81

Cash dividends declared per share                $     0.26             $     0.24

Weighted averages shares outstanding:
    Basic                                         7,848,441              8,192,440
    Diluted                                       8,042,781              8,483,334

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Six Months Ended June 30, 2001 and 2000

                                                                                                            Accumulated
                                          Common Stock     Additional                  Treasury Stock          Other
                                      -------------------   Paid-In     Retained   ----------------------  Comprehensive
                                        Shares    Dollars   Capital     Earnings     Shares      Dollars    Income (Loss)    Total
                                      ----------  -------  ----------   --------   ----------  ----------  --------------  --------
                                                                            (In thousands)

Balance at December 31, 2000          9,122,596   $ 4,561   $ 22,705   $ 94,697     (980,048)  $ (17,422)     $    424     $104,965
                                                                                                                           --------
Comprehensive income:
    Net income                               --        --         --      6,412           --          --            --        6,412
    Change in net unrealized
      gain (loss) on securities
        available for sale, net
        of reclassification
        adjustment and tax effects           --        --         --         --           --          --         2,039        2,039
                                                                                                                           --------
          Total comprehensive income                                                                                          8,451
                                                                                                                           --------
Cash dividends declared
  ($.26 per share)                           --        --         --     (2,025)          --          --            --       (2,025)
Repurchase of treasury stock                 --        --         --         --     (401,048)     (7,066)           --       (7,066)
Issuance of common stock under
  stock option plan                          --        --       (479)        --       43,564         771            --          292
                                      ---------   -------   --------   --------   ----------   ---------      --------     --------

Balance at June 30, 2001              9,122,596   $ 4,561   $ 22,226   $ 99,084   (1,337,532)  $ (23,717)     $  2,463     $104,617
                                      =========   =======   ========   ========   ==========   =========      ========     ========

Balance at December 31, 1999          9,122,596   $ 4,561   $ 24,839   $ 85,153     (739,344)  $ (14,278)     $ (9,405)    $ 90,870
                                                                                                                           --------

Comprehensive income:
    Net income                               --        --         --      6,837           --          --            --        6,837
    Change in net unrealized gain
        (loss) on securities
        available for sale, net of
        reclassification
        adjustment and tax effects           --        --         --         --           --          --           (46)         (46)
                                                                                                                           --------
          Total comprehensive income                                                                                          6,791
                                                                                                                           --------
Cash dividends declared
  ($.24 per share)                           --        --         --     (1,958)          --          --            --       (1,958)
Repurchase of treasury stock                 --        --         --         --     (358,000)     (5,419)           --       (5,419)
Issuance of common stock
  under stock option plan                    --        --       (798)        --       51,176         951            --          153
                                      ---------   -------   --------   --------   ----------   ---------      --------    ---------

Balance at June 30, 2000              9,122,596   $ 4,561   $ 24,041   $ 90,032   (1,046,168)  $ (18,746)     $ (9,451)    $ 90,437
                                      =========   =======   ========   ========   ==========   =========      ========     ========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Six Months Ended
                                                                               June 30,
                                                                       ---------------------
                                                                         2001         2000
                                                                       ---------    --------
                                                                           (In thousands)

Cash flows from operating activities:
   Net income                                                          $   6,412    $  6,837
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                                             --          75
        Depreciation and amortization, net                                   786       1,307
        Loss (gain) on sales of securities,  net                            (371)         74
        Increase in accrued interest receivable and other assets          (1,171)       (910)
        Decrease in accrued taxes and expenses and other liabilities        (148)       (663)
                                                                       ---------    --------
          Net cash provided by operating activities                        5,508       6,720
                                                                       ---------    --------

Cash flows from investing activities:
    Activity in securities available for sale:
        Maturities                                                        42,293      44,324
        Sales                                                             46,667       5,964
        Purchases                                                       (115,638)    (80,971)
        Principal amortization of mortgage-backed securities              29,568      14,172
    Activity in securities held to maturity:
        Maturities                                                            --       4,997
        Purchases                                                        (21,067)    (15,119)
    Loans originated and purchased, net of amortization
        and payoffs                                                       (4,192)    (24,629)
    Additions to banking premises and equipment, net                      (1,191)       (128)
                                                                       ---------    --------
          Net cash used in investing activities                          (23,560)    (51,390)
                                                                       ---------    --------

                                   (continued)

                              MEDFORD BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                                                                          Six Months Ended
                                                                               June 30,
                                                                       ---------------------
                                                                         2001         2000
                                                                       ---------    --------
                                                                           (In thousands)

Cash flows from financing activities:
    Net increase in deposits                                              60,677      59,790
    Decrease in borrowings with maturities of
        three months or less                                              (2,977)    (26,745)
    Repayment of/ proceeds from long-term debt                              (625)     23,464
    Issuance of common stock                                                 292         153
    Payments to acquire treasury stock                                    (7,066)     (5,419)
    Cash dividends paid                                                   (2,317)     (2,496)
                                                                       ---------    --------
        Net cash provided by financing activities                         47,984      48,747
                                                                       ---------    --------

Net change in cash and cash equivalents                                   29,932       4,077

Cash and cash equivalents at beginning of period                          22,258      20,910
                                                                       ---------    --------

Cash and cash equivalents at end of period                             $  52,190    $ 24,987
                                                                       =========    ========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Note 1. Basis of Presentation

The consolidated interim financial statements of Medford Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Medford Savings Bank (the "Bank") presented herein are intended to be read in conjunction with the consolidated financial statements presented in the Company's annual report for the year ended December 31, 2000

The consolidated financial information for the three and six months ended June 30, 2001 is unaudited. In the opinion of management, however, the consolidated financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of results to be expected for the entire year.

Note 2. Commitments

At June 30, 2001, the Company had outstanding commitments to originate new residential and commercial real estate mortgage loans totaling approximately $19.4 million, which are not reflected on the consolidated balance sheet. Unadvanced funds on equity lines were $23.0 million, unadvanced construction loan funds were $12.7 million, and unadvanced funds on commercial lines of credit were $14.0 million at June 30, 2001.


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

Consolidated net income was $3,153,000, or basic earnings per share of $0.41 ($0.40 diluted basis), for the three months ended June 30, 2001, compared to $3,130,000, or basic earnings per share of $0.39 ($0.37 diluted basis), for the comparable prior year period.

Net interest income was $9,230,000 for the quarter ended June 30, 2001, up $138,000 or 1.5% from the comparable 2000 period, and represented a net interest margin of 2.86%, which compared to 2.97% for the comparable 2000 period. Net gain on sale of assets was $155,000 for the 2001 second quarter compared to zero for the same quarter in 2000.

Total operating expenses were $5,306,000 for the quarter ended June 30, 2001, up $348,000 or 7.0% from $4,958,000 during the comparable period in 2000. There was no provision for loan losses recorded for the three-month periods ended June 30, 2001 and 2000.

For the second quarter of 2001, the annualized return on assets was 0.95% and the annualized return on equity was 12.16%, compared to 1.01% and 14.40%, respectively, for the comparable period in 2000.

Consolidated net income was $6,412,000, or basic earnings per share of $.82 ($.80 diluted basis), for the six months ended June 30, 2001, compared to $6,837,000, or basic earnings per share of $.83 ($.81 diluted basis), for the comparable prior year period. Basic and diluted earnings per share have both decreased 1.2% while consolidated net income decreased $425,000 or 6.2% for the six months comparative period.

Net interest income was $18,440,000 for the six months ended June 30, 2001, up $378,000 or 2.1% from the comparable 2000 period, and represented a net interest margin of 2.86% compared to 2.97% for the six months ended June 30, 2000. The net gain on sales of assets totaled $371,000 for the first six months of 2001 compared to a net loss of $74,000 for the same six-month period in 2000. During the six months ended June 30, 2000 there was a $1.2 million pre-tax curtailment gain from the termination of the Company's defined benefit pension plan.

Total operating expenses were $10,515,000 for the six months ended June 30, 2001, up $657,000 or 6.7% from $9,858,000 during the comparable period in 2000. There was no provision for loan losses recorded for the six months ended June 30, 2001 compared to $75,000 for the same prior year period.

For the first six months of 2001, the annualized return on assets was 0.98% and the annualized return on equity was 12.46%, compared to 1.11% and 15.66%, respectively, for the comparable period in 2000.

Total non-performing assets were $2,100,000 or 0.15% of total assets at June 30, 2001, compared to $1,047,000 or 0.08%, respectively, at December 31, 2000. The allowance for loan losses at June 30, 2001 was $6,948,000, representing 1.02% of total loans. At December 31, 2000, the allowance for loan losses was $6,950,000, representing 1.03% of total loans. The Company had no foreclosed real estate at June 30, 2001 or December 31, 2000.

The Company had total assets of $1.37 billion and capital of $104.6 million at June 30, 2001, representing a capital to assets ratio of 7.66%, exceeding all regulatory requirements. When compared to December 31, 2000, securities increased $21.8 million or 3.7% to $604.8 million, total gross loans increased $4.4 million or 0.65% to $680.1 million, deposits increased $60.7 million or 6.2% to $1,037 million, and borrowings decreased $3.6 million or 1.61% to $220.2 million.

A more detailed discussion and analysis of the Company's financial condition and results of operations follows.

SECURITIES

The amortized cost and fair value of investment securities, excluding restricted equity securities, at June 30, 2001 and December 31, 2000 with gross unrealized gains and losses, follows:

                                                                   Gross        Gross
                                                     Amortized   Unrealized   Unrealized    Fair
                  June 30, 2001                         Cost       Gains        Losses      Value
-------------------------------------------------    ---------  -----------  -----------  --------
                                                                     (In thousands)
Securities Available for Sale
-----------------------------
Debt securities:
    Corporate bonds                                  $296,028    $  5,906     $   (185)   $301,749
    Federal agency obligations                          5,000          --           --       5,000
    Mortgage-backed                                   230,142         845       (2,482)    228,505
                                                     --------    --------     --------    --------
         Total debt securities                        531,170       6,751       (2,667)    535,254
Marketable equity securities                            1,261          60         (215)      1,106
                                                     --------    --------     --------    --------

             Total securities available for sale     $532,431    $  6,811     $ (2,882)   $536,360
                                                     ========    ========     ========    ========

Securities Held to Maturity
---------------------------
Debt securities:
    Federal agency obligations                       $  4,847    $    252     $     --    $  5,099
    Mortgage-backed                                    51,625         899         (175)     52,349
                                                     --------    --------     --------    --------

             Total securities held to maturity       $ 56,472    $  1,151     $   (175)   $ 57,448
                                                     ========    ========     ========    ========

                                                                   Gross        Gross
                                                     Amortized   Unrealized   Unrealized    Fair
                 December 31, 2000                      Cost       Gains        Losses      Value
-------------------------------------------------    ---------  -----------  -----------  --------
                                                                     (In thousands)
Securities Available for Sale
-----------------------------
Debt securities:
    Corporate bonds                                  $310,165    $  2,628     $   (478)   $312,315
    Federal agency obligations                          3,000          --           (3)      2,997
    Mortgage-backed                                   212,589         668       (1,850)    211,407
                                                     --------    --------     --------    --------
         Total debt securities                        525,754       3,296       (2,331)    526,719
Marketable equity securities                            2,285          81         (395)      1,971
                                                     --------    --------     --------    --------

             Total securities available for sale     $528,039    $  3,377     $ (2,726)   $528,690
                                                     ========    ========     ========    ========

Securities Held to Maturity
-----------------------------
Debt securities:
    Federal agency obligations                       $  4,809    $    210     $     --    $  5,019
    Mortgage-backed                                    38,045         871           --      38,916
                                                     --------    --------     --------    --------

             Total securities held to maturity       $ 42,854    $  1,081     $     --    $ 43,935
                                                     ========    ========     ========    ========

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2001 are as follows:

                                 Available for Sale       Held to Maturity
                               ---------------------    --------------------
                               Amortized       Fair     Amortized      Fair
                                  Cost        Value       Cost        Value
                               ---------    --------    ---------   --------
                                               (In thousands)

Within 1 year                   $ 70,848    $ 71,568    $     --    $     --
After 1 year through 5 years     230,180     235,181       4,847       5,099
                                --------    --------    --------    --------
                                 301,028     306,749       4,847       5,099
Mortgage-backed securities       230,142     228,505      51,625      52,349
                                --------    --------    --------    --------

                                $531,170    $535,254    $ 56,472    $ 57,448
                                ========    ========    ========    ========

Securities increased $21.8 million from $583.0 million at December 31, 2000 to $604.8 million at June 30, 2001. At June 30, 2001, the securities portfolio classified as "available for sale" reflected a $3.9 million appreciation in market value as a result of the ongoing changes in market interest rates as compared to $651,000 at December 31, 2000. In accordance with the Company's asset-liability strategies, purchases of mortgage-backed securities are primarily in fifteen year mortgages with weighted-average lives of six years and other securities are generally short-term with maturities of five years or less.

Sales of debt securities produced gains of $155,000 during the 2001 second quarter and gains of $311,000 for the six months ended June 30, 2001 compared to losses of $64,000 for the six months ended June 30, 2000. Sales of equities produced gains of $60,000 during the six months ended June 30, 2001 compared to losses of $10,000 for the six months ended June 30, 2000. There were no sales of equities recorded in either of the quarterly periods ended June 30, 2001 and 2000.

LOANS

A summary of the Company's outstanding loan balances as of the dates indicated as follows:

                                                      June 30,      December 31,
                                                        2001            2000
                                                     ---------      ------------
                                                             (In thousands)
Mortgage loans on real estate:
    Residential 1 - 4 family                         $ 484,840        $ 487,964
    Commercial                                         133,124          124,201
    Construction                                        19,237           19,913
    Second mortgages                                       633              699
    Equity lines of credit                              22,727           21,609
                                                     ---------        ---------
                                                       660,561          654,386

Other loans:
    Commercial                                          15,468           17,219
    Personal                                             2,864            2,925
                                                     ---------        ---------
                                                        18,332           20,144
                                                     ---------        ---------

Net deferred loan origination costs                      1,165            1,167
                                                     ---------        ---------
        Total loans                                    680,058          675,697
Less allowance for loan losses                          (6,948)          (6,950)
                                                     ---------        ---------

        Loans, net                                   $ 673,110        $ 668,747
                                                     =========        =========

Total gross loans outstanding at June 30, 2001 increased $4.4 million to $680.1 million when compared to the December 31, 2000 level. As residential mortgage rates decreased during the first six months of 2001, refinancing activity increased contributing to the decline in residential 1-4 family real estate mortgage loans of $3.1 million. Construction real estate and commercial and industrial loans also declined by $0.7 million and $1.8 million, respectively from December 31, 2000 levels. Offsetting these decreases, the Company's commitment to rebuild its commercial real estate portfolio continues to make gains as they grew $8.9 million during the six months ended June 30, 2001.

NON-PERFORMING ASSETS

Total non-performing assets were $2.1 million and $1.0 million at June 30, 2001 and December 31, 2000, respectively. There were no foreclosed assets at June 30, 2001 or December 31, 2000. As a percentage of total assets, nonperforming assets equaled 0.15% and 0.08% at June 30, 2001 and December 31, 2000, respectively. Fluctuations in total non-performing assets occur from quarter to quarter but remain at historically low levels. It is the Company's general policy to place loans on a non-accrual status when such loans become 90 days contractually delinquent or when the collectibility of principal or interest payments becomes doubtful. When a loan is placed on non-accrual status, its interest income accrual ceases and all income previously accrued but unpaid is reversed.

In accordance with SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that the borrower will be unable to meet principal or interest payments as agreed in the original loan contract. The principal balance of impaired loans at June 30, 2001 was $2.1 million all of which were included in the $2.1 million non-performing assets referenced in the preceding paragraph.

ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses follows:

                                                            Six Months Ended
                                                                June 30,
                                                       ------------------------
                                                         2001              2000
                                                       -------          -------
                                                             (In thousands)

Balance at beginning of period                         $ 6,950          $ 6,779
Provision for loan losses                                   --               75
Recoveries                                                  46               12
Loans charged-off                                          (48)             (50)
                                                       -------          -------

Balance at end of period                               $ 6,948          $ 6,816
                                                       -------          -------

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

The allowance for loan losses of $6.9 million at June 30, 2001 represented a reserve coverage of 1.02% of total loans. At December 31, 2000, the allowance for loan losses was $6.8 million, representing 1.03% of total loans.

DEPOSITS

Total deposits increased $60.7 million from December 31, 2000 to $1,037 million at June 30, 2001. Demand deposits increased $10.8 million from year-end levels. During the first half of 2001, savings and money market accounts increased $71.2 million as retail depositors sought alternative banking relationships, in a consolidating market, and municipalities shifted from certificates of deposits to money market accounts for increased liquidity. The shift in municipal deposits contributed to the $20 million decrease in term certificates from $459.0 million at December 31, 2000 to $439.0 million at June 30, 2001.

                                                      June 30,      December 31,
                                                       2001            2000
                                                    ----------      ------------
                                                           (In thousands)

Demand                                              $   73,925       $   63,122
NOW                                                     63,703           65,106
Savings and money market accounts                      459,870          388,655
Term certificates                                      439,036          458,974
                                                    ----------       ----------

          Total deposits                            $1,036,534       $  975,857
                                                    ==========       ==========

BORROWED FUNDS

At June 30, 2001, the Company's long-term borrowings decreased by $625,000 to $202.8 million from $203.4 million at December 31, 2000. Short-term borrowings decreased by $2.9 million to $17.5 million from $20.4 million at year-end. At June 30, 2001, borrowed funds totaled $220.2 million, decreasing $3.6 million from the $223.8 million reported at December 31, 2000 as the Company experienced strong deposit growth.

STOCKHOLDERS' EQUITY

The Company's capital to assets ratio was 7.66% and 8.01% at June 30, 2001 and December 31, 2000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to average assets (as defined). Management believes as of June 30, 2001 that the Company and the Bank met all capital adequacy requirements to continue to be categorized as well capitalized.

The Company's book value at June 30, 2001 was $13.44 per share, compared with $12.89 per share at December 31, 2000.

                              RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 VS QUARTER ENDED JUNE 30, 2000

NET INTEREST INCOME

Interest and dividend income from loans and investments increased $1.2 million or 5.4% to $22.3 million for the 2001 second quarter when compared to the same quarter in 2000. For the 2001 second quarter, average earning assets totaled $1.292 billion, an increase of $69.0 million or 5.6% over the comparable average for 2000, with $48.6 million of that increase attributed to short and long-term securities and $20.4 million attributed to loans. The annualized yields on earning assets were 6.91% and 6.93% for the second quarters in 2001 and 2000, respectively. The yield on investment securities was 6.37% for the second quarter 2001 as compared 6.17% for the second quarter 2000. Short and long-term investments contributed $954,000 of additional interest and dividend income when comparing the second quarter of 2001 to the second quarter of 2000, primarily as a result of higher average balances and yield. The increase in the average balance on loans and a decrease in the yield, from 7.58% to 7.47%, caused interest income on loans to only increase $196,000 from its 2000 second quarter level.

Total interest expense for the three months ended June 30, 2001 was $13.1 million, reflecting an increase of $1.01 million or 8.4% over the same period in 2000. At June 30, 2001 average interest-bearing liabilities were $1.16 billion, an increase of $60.0 million or 5.4% over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $52.6 million and average borrowed funds increasing $7.4 million. Overall, interest expense on deposits increased $814,000 to $9.7 million as a result of the increase in average deposits and in rates paid from 4.02% to 4.13% for the quarters ended June 30, 2001 and 2000, respectively. Interest expense on borrowed funds increased $199,000 as the average balances increased and the rates paid on borrowed funds increased 16 basis points to 6.09% in the second quarter of 2001 compared to the second quarter in 2000. The overall cost of interest bearing liabilities increased to 4.51% from 4.39% when comparing the two quarters.

Net interest income increased 1.5% or $138,000 to $9.2 million when comparing the second quarter in 2001 to the same quarter in 2000 even as the weighted average rate spread decreased by 14 basis points to 2.40% while the net interest margin decreased 11 basis points to 2.86%. The increase in net interest income is primarily due to increased levels of earning assets while the basis point declines in spread and margin reflect the changing mix of earning assets and interest bearing liabilities. The yield on earning assets decreased 2 basis points to 6.91% in the second quarter 2001 as compared to the same quarter in 2000, while the cost of interest-bearing liabilities increased by 12 basis points to 4.51%. This resulted in an interest rate spread and a net interest margin of 2.40% and 2.86%, respectively, for the three months ended June 30, 2001.

                              MEDFORD BANCORP, INC.
                              INTEREST RATE SPREAD

                                                              Three Months Ended
                                                                   June 30,
                                                              ------------------
                                                              2001         2000
                                                              ----         ----

Weighted average yield earned on:
    Short-term investments                                    4.27%        6.15%
    Securities                                                6.37         6.17
    Loans                                                     7.47         7.58
                                                              ----         ----

          All earning assets                                  6.91%        6.93%
                                                              ----         ----

Weighted average rate paid on:
    Deposits                                                  4.13%        4.02%
    Borrowed funds                                            6.09         5.93
                                                              ----         ----

          All interest-bearing liabilities                    4.51%        4.39%
                                                              ----         ----

Weighted average rate spread                                  2.40%        2.54%
                                                              ====         ====

Net interest margin                                           2.86%        2.97%
                                                              ====         ====

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors, including the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at June 30, 2001, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

The Company recorded no provision for loan losses for the second quarter of 2001 and 2000. The Company recorded net loan charge-offs of $13,000 and $11,000 for the three months ended June 30, 2001 and June 30, 2000.

OTHER INCOME

Other income, including customer service fees and gains and losses on sales of assets equaled $972,000 for the second quarter of 2001 as compared to $745,000 in the second quarter of 2000, representing a increase of $227,000 or 30.5%. When comparing the second quarter of 2001 with the second quarter of 2000, the increase in securities gains and customer service fees of $155,000 and $77,000, respectively, principally account for the increase in other income. See related discussions under "Securities" included in "Management's Discussion and Analysis" in Item 2 of Part 1 of this report.

OPERATING EXPENSES

Operating expenses increased $348,000 or 7.0% to $5,306,000 for the three months ended June 30, 2001 when compared to the same period in 2000. Salaries and employee benefits increased $174,000, when comparing the second quarter of 2001 to the second quarter of 2000. Occupancy, equipment and data processing expenses increased $65,000 and $71,000, respectively, when compared to the second quarter of 2000 as a result of additional operating expenses associated with the opening of our Somerville and Arlington Center branch sites. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, was 1.60% for the three months ended June 30, 2001, as compared to 1.59% for the prior year comparable period.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for three months ended June 30, 2001 was 35.6% as compared to 35.8% for the period ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 VS SIX MONTHS ENDED JUNE 30, 2000

NET INTEREST INCOME

Interest and dividend income from loans and investments increased $3.0 million or 7.3% to $44.7 million for the first six months of 2001 when compared to 2000. Over the first half of 2001 average earning assets totaled $1.3 billion, an increase of $67.6 million or 5.6% over the comparable average for 2000, with $41.0 million of that increase attributed to short and long-term investment securities and $26.6 million attributed to loans. The annualized yields on earning assets were 6.98% and 6.87% for the six months ended June 30, 2001 and 2000, respectively. The yield on investment securities was 6.42% for the first half of 2001, an increase of 30 basis points from 6.12% for the same period in 2000. Short and long-term investments contributed $2,035,000 of additional interest and dividend income when comparing the first six months of 2001 to the first six months of 2000, primarily as a result of higher average balances and yield. The increase in the average balance of loans and no change in yield caused interest income on loans only to increase $989,000 from its 2000 six month level.

Total interest expense for the six months ended June 30, 2001 was $26.3 million, reflecting an increase of $2.6 million or 11.2% over the same period in 2000. At June 30, 2001 average interest-bearing liabilities were $1.151 billion, an increase of $57.2 million or 5.2% over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $46.0 million and average borrowed funds increasing $11.2 million. Deposit growth occurred as rates paid increased from 3.96% to 4.20% for the six months ended June 30, 2001 and 2000, respectively. Overall, interest expense on deposits increased $1.9 million to $19.2 million due to increases in both average deposits and rates paid. Interest expense on borrowed funds increased $712,000 as the average balances increased and the rates paid on borrowed funds increased 37 basis points to 6.18% in the first six months of 2001 compared to the first six months of 2000. The overall cost of interest bearing liabilities increased to 4.59% from 4.32% when comparing the two periods.

Net interest income increased 2.1% or $378,000 to $18.4 million when comparing the six months in 2001 to the same period in 2000 even as the weighted average rate spread decreased by 16 basis points to 2.39% while net interest margin decreased 11 basis points to 2.86%. The increase in net interest income is primarily due to increased levels of earning assets while the basis point declines in spread and margin reflect the changing mix of earning assets and interest bearing liabilities. The yield on earning assets increased 11 basis points to 6.98% in the first six months of 2001 as compared to the first six months of 2000, while the cost of interest bearing liabilities increased by 27 basis points to 4.59%. This resulted in an interest rate spread and a net interest margin of 2.39% and 2.86%, respectively, for the six months ended June 30, 2001.

                              MEDFORD BANCORP, INC.
                              INTEREST RATE SPREAD

                                                               Six Months Ended
                                                                   June 30,
                                                              ------------------
                                                              2001         2000
                                                              ----         ----

Weighted average yield earned on:
    Short-term investments                                    4.77%        5.82%
    Securities                                                6.42         6.12
    Loans                                                     7.54         7.54
                                                              ----         ----

          All earning assets                                  6.98%        6.87%
                                                              ----         ----

Weighted average rate paid on:
    Deposits                                                  4.20%        3.96%
    Borrowed funds                                            6.18         5.81
                                                              ----         ----

          All interest-bearing liabilities                    4.59%        4.32%
                                                              ----         ----

Weighted average rate spread                                  2.39%        2.55%
                                                              ====         ====

Net interest margin                                           2.86%        2.97%
                                                              ====         ====

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors, including the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at June 30, 2001, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

The Company recorded no provision for loan losses for the first six months of 2001 as compared to $75,000 for the same period in 2000. The Company recorded net loan charge-offs of $2,000 for the first half of 2001 compared to net charge-offs of $38,000 for the six months ended June 30, 2000.

OTHER INCOME

Other income, including customer service fees and gains and losses on sales of assets equaled $2.1 million in the first six months of 2001 as compared to $2.6 million in the first six months of 2000, representing a decrease of $577,000 or 21.9%. When comparing the first quarter 2001 with 2000, this decrease is primarily due to the pre-tax gain of $1.195 million from the curtailment of the Company's defined benefit pension plan recorded in the first quarter of 2000 partially offset by the net change in securities gains and losses of $445,000. See related discussions under "Securities" included in "Management's Discussion and Analysis" in Item 2 of Part 1 of this report.

OPERATING EXPENSES

Operating expenses increased $657,000 or 6.7% to $10,515,000 for the six months ended June 30, 2001 when compared to the same period in 2000. Salaries and employee benefits increased $352,000, when comparing the first six months of 2001 to the first six months of 2000. Occupancy, equipment and data processing expenses increased $157,000 and $123,000, respectively, when compared to the first half of 2000 as a result of additional operating expenses associated with the opening of our Somerville and Arlington Center branch sites. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, was 1.60% for the six months ended June 30, 2000 and 2001.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the six months ended June 30, 2001 was 35.7% as compared to 36.5% for the six months ended June 30, 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are customer deposits, amortization and payoff of existing loan principal and sales or maturities of various securities. The Company is a voluntary member of the Federal Home Loan Bank of Boston ("FHLBB"), and as such may take advantage of the FHLBB's borrowing programs to enhance liquidity and leverage its favorable capital position. The Company also may draw on lines of credit at the FHLBB and a large commercial bank, and it may pledge U.S. Government securities to borrow from certain investment firms and the Mutual Savings Central Fund of Massachusetts. These various sources of liquidity are used to fund withdrawals, new loans, and investments.

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

Maturities and sales of investment securities provide significant liquidity to the Company. The Company's policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the six months ended June 30, 2001, cash flow from maturities and sales of securities was $89.0 million compared to $55.3 million for the six months ended June 30, 2000. Principal payments received on mortgage-backed securities during the six months ended June 30, 2001 and 2000 totaled $29.6 million and $14.2 million, respectively. During periods of high interest rates, maturities in the bond portfolio could provide significant liquidity at a lower cost than borrowings.

Amortization and payoffs of the loan portfolio also contribute significant liquidity to the Company. Traditionally, the amortization and payoffs have been reinvested into loans. When payoff rates exceed origination rates, excess liquidity from loan payoffs is shifted into the investment portfolio.

The Company also uses borrowed funds as a source of liquidity. These borrowings generally contribute toward funding over-all loan growth as well as purchases of mortgage-backed securities. At June 30, 2001, the Company's outstanding borrowings from the FHLBB were $217.7 million and $223.4 million at December 31, 2000. The Company also utilizes repurchase agreements as a source of funding when management deems market conditions to be conducive to such activities.

Commitments to originate residential and commercial real estate mortgage loans at June 30, 2001, excluding unadvanced construction funds of $12.7 million, were $19.4 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

Purchases of securities during the six months ended June 30, 2001 totaled $136.7 million, consisting of debt instruments generally maturing in less than five years. This compares with purchases of $96.1 million for the six months ended June 30, 2000.

Residential and commercial real estate mortgage loan originations for the six months ended June 30, 2001 totaled $66.3 million, compared with $77.9 million for the six months ended June 30, 2000.

The Company's capital position (total stockholders' equity) was $104.6 million or 7.66% of total assets at June 30, 2001 compared with $105.0 million or 8.01% of total assets at December 31, 2000. During the six months ended June 30, 2001, the Company completed its stock repurchase program acquiring 401,048 shares of its common stock. The Company's capital position exceeds all regulatory requirements.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These Statements change the accounting for business combinations and goodwill and intangible assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142, which is effective January 1, 2002, changes the accounting for goodwill from an amortization method to an impairment-only approach. In addition, this Statement requires that acquired intangible assets, as defined, be amortized over their useful lives. Management is currently evaluating the impact of adopting this Statement on consolidated financial statements.

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

There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2001 from those presented in the Company's 2000 Annual Report.

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

ITEM 4 -    Submission of Matters to a Vote of Security Holders

            The Company's annual meeting of stockholders was held on April 24, 2001 (the "Annual Meeting"). The presence, in person or by proxy, of a least a majority of the total number of issued and outstanding shares of the Company's common stock. $.50 par value per share (the "Common Stock") was necessary to constitute a quorum for the transaction of business at the Annual Meeting. There were 7,856,770.682 shares of Common Stock issued, outstanding and eligible to vote as of March 5, 2001. A total of 6,554,778.850 shares of Common Stock were present in person or by proxy at the Annual Meeting, constituting a quorum.

            At the Annual Meeting, the stockholders elected the following three individuals as Directors of the Company to serve until the 2004 annual meting of stockholders, with the following votes cast:

            Nominee                 For                Withheld

            Paul J. Crowley         6,489,036.119      65,742.731
            Edward J. Gaffey        6,496,251.913      58,526.937
            Andrew D. Guthrie, Jr.  6,489,839.210      64,939.640

            The following additional Directors of the Company continued as Directors after the Annual Meeting: Edward D. Brickley, David L. Burke, Deborah Burke-Santoro, Mary Lou Doherty, Robert A. Havern III, Arthur H. Meehan, Francis D. Pizzella and Eugene R. Murray.

ITEM 5 -    Other Information

            None.

ITEM 6 -    Exhibits and Reports on Form 8-K

            (a)  Exhibit     Description

                 Exhibit index

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the three-month period ended June 30, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MEDFORD BANCORP, INC.

Date:  August 14, 2001


       /s/ Arthur H. Meehan
       ---------------------------------------------------------------
       Arthur H. Meehan
       Chairman, President and Chief Executive Officer



Date:  August 14, 2001


       /s/ Phillip W. Wong
       ---------------------------------------------------------------
       Phillip W. Wong
       Executive Vice President, Treasurer and Chief Financial Officer

                              EXHIBITS TO FORM 10-Q
                              MEDFORD BANCORP, INC.

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------

10.14             Special Termination Agreement with William L. Marshall