Form 10-Q
period 2001-09-30
MEDFORD BANCORP INC
filed 2001-11-14
CIK 1049895

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   |X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

   |_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from____________to

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

                              Yes |X|             No |_|

The number of shares outstanding of Medford Bancorp, Inc.'s common stock, $0.50 par value per share, as of September 30, 2001 was 7,797,476.

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

ITEM 1 -    FINANCIAL STATEMENTS                                            PAGE

            Consolidated Balance Sheets                                        1

            Consolidated Statements of Income                                2-5

            Consolidated Statements of Changes in Stockholders' Equity         6

            Consolidated Statements of Cash Flows                            7-8

            Notes to Consolidated Financial Statements                         9

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  10-26

ITEM 3  -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                       26

PART  II    OTHER INFORMATION

ITEM  1  -  Legal Proceedings                                                 26

ITEM  2  -  Changes in Securities and Use of Proceeds                         26

ITEM  3  -  Defaults Upon Senior Securities                                   26

ITEM  4  -  Submission of Matters to a Vote of Security Holders               26

ITEM  5  -  Other Information                                                 26

ITEM  6  -  Exhibits and Reports on Form 8-K                                  26

            SIGNATURES                                                        27

PART I      FINANCIAL INFORMATION

ITEM 1      Financial Statements

                              MEDFORD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         September 30,   December 31,
                                                                             2001            2000
                                                                         -------------   ------------
                                                                                (In thousands)
ASSETS
Cash and due from banks                                                   $    17,989    $    16,905
Interest-bearing deposits                                                      64,960          5,353
                                                                          -----------    -----------
        Cash and cash equivalents                                              82,949         22,258
                                                                          -----------    -----------

Securities available for sale, at fair value                                  541,102        528,690
Securities held to maturity , at amortized cost                                58,853         42,854
Federal Home Loan Bank stock, at cost                                          11,920         11,420
Loans                                                                         683,658        675,697
    Less allowance for loan losses                                             (7,033)        (6,950)
                                                                          -----------    -----------
        Loans, net                                                            676,625        668,747
                                                                          -----------    -----------

Banking premises and equipment, net                                            11,481         10,884
Accrued interest receivable                                                    10,092         10,211
Goodwill and deposit-based intangibles                                          1,792          2,588
Other assets                                                                    6,631         12,038
                                                                          -----------    -----------
        Total assets                                                      $ 1,401,445    $ 1,309,690
                                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                  $ 1,073,148    $   975,857
Short-term borrowings                                                          18,012         20,443
Long-term debt                                                                191,325        203,400
Accrued taxes and expenses                                                      2,494          2,278
Other liabilities                                                               2,521          2,747
                                                                          -----------    -----------
        Total liabilities                                                   1,287,500      1,204,725
                                                                          -----------    -----------

Stockholders' equity:
  Serial preferred stock, $.50 par value, 5,000,000 shares
    authorized; none issued                                                        --             --
  Common stock, 15,000,000 shares authorized; $.50 par value,
    9,122,596 shares issued                                                     4,561          4,561
  Additional paid-in capital                                                   21,929         22,705
  Retained earnings                                                           102,050         94,697
  Accumulated other comprehensive income                                        8,954            424
  Treasury stock, at cost (1,325,120 and 980,048 shares, respectively)        (23,549)       (17,422)
                                                                          -----------    -----------
        Total stockholders' equity                                            113,945        104,965
                                                                          -----------    -----------

        Total liabilities and stockholders' equity                        $ 1,401,445    $ 1,309,690
                                                                          ===========    ===========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                     Three Months Ended
                                                                       September 30,
                                                                  ------------------------
                                                                    2001           2000
                                                                  ----------    ----------
                                                        (Dollars in thousands, except per share data)
Interest and dividend income:
    Interest and fees on loans                                    $   12,463    $   12,695
    Interest on debt securities                                        9,199         8,862
    Dividends on equity securities                                       211           258
    Interest on short-term investments                                   394            79
                                                                  ----------    ----------
        Total interest and dividend income                            22,267        21,894
                                                                  ----------    ----------

Interest expense:
    Interest on deposits                                               9,707         9,474
    Interest on short-term borrowings                                    190           462
    Interest on long-term debt                                         2,979         2,948
                                                                  ----------    ----------
        Total interest expense                                        12,876        12,884
                                                                  ----------    ----------

Net interest income                                                    9,391         9,010
Provision for loan losses                                                100            --
                                                                  ----------    ----------
Net interest income, after provision for loan losses                   9,291         9,010
                                                                  ----------    ----------

Other income:
    Customer service fees                                                577           507
    Gain (loss) on sales of securities, net                            1,626           (90)
    Miscellaneous                                                        199           224
                                                                  ----------    ----------
        Total other income                                             2,402           641
                                                                  ----------    ----------

Operating expenses:
    Salaries and employee benefits                                     3,088         2,785
    Occupancy and equipment                                              738           636
    Data processing                                                      455           392
    Professional fees                                                    107           111
    Amortization of intangibles                                          264           272
    Advertising and marketing                                            155           203
    Other general and administrative                                     651           598
                                                                  ----------    ----------
        Total operating expenses                                       5,458         4,997
                                                                  ----------    ----------

Income before income taxes                                             6,235         4,654

Provision for income taxes                                             2,254         1,638
                                                                  ----------    ----------

Net income                                                        $    3,981    $    3,016
                                                                  ==========    ==========

                                   (continued)

                              MEDFORD BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                                          Three Months Ended
                                                            September 30,
                                                     ----------------------------
                                                        2001             2000
                                                     -----------      -----------
                                             (Dollars in thousands, except per share data)
Earnings per share:
    Basic                                            $      0.51      $      0.37
    Diluted                                          $      0.50      $      0.36

Cash dividends declared per share                    $      0.13      $      0.12

Weighted averages shares outstanding:
    Basic                                              7,802,556        8,048,154
    Diluted                                            8,024,090        8,315,642

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                                                  Nine Months Ended
                                                                    September 30,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
                                                     (Dollars in thousands, except per share data)
Interest and dividend income:
    Interest and fees on loans                                $    37,806    $    37,049
    Interest on debt securities                                    27,709         25,613
    Dividends on equity securities                                    636            658
    Interest on short-term  investments                               835            269
                                                              -----------    -----------
         Total interest and dividend income                        66,986         63,589
                                                              -----------    -----------

Interest expense:
    Interest on deposits                                           28,949         26,782
    Interest on short-term borrowings                                 829          1,844
    Interest on long-term debt                                      9,377          7,891
                                                              -----------    -----------
         Total interest expense                                    39,155         36,517
                                                              -----------    -----------

Net interest income                                                27,831         27,072
Provision for loan losses                                             100             75
                                                              -----------    -----------
Net interest income, after provision for loan losses               27,731         26,997
                                                              -----------    -----------

Other income:
    Customer service fees                                           1,686          1,464
    Gain (loss) on sales of securities, net                         1,997           (164)
    Pension plan curtailment gain                                      --          1,195
    Miscellaneous                                                     773            777
                                                              -----------    -----------
         Total other income                                         4,456          3,272
                                                              -----------    -----------

Operating expenses:
    Salaries and employee benefits                                  8,953          8,298
    Occupancy and equipment                                         2,195          1,936
    Data processing                                                 1,325          1,139
    Professional fees                                                 335            331
    Amortization of intangibles                                       796            822
    Advertising and marketing                                         460            521
    Other general and administrative                                1,909          1,808
                                                              -----------    -----------
         Total operating expenses                                  15,973         14,855
                                                              -----------    -----------

Income before income taxes                                         16,214         15,414

Provision for income taxes                                          5,821          5,561
                                                              -----------    -----------

Net income                                                    $    10,393    $     9,853
                                                              ===========    ===========

                                   (continued)

                              MEDFORD BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Concluded)

                                                     Nine Months Ended
                                                       September 30,
                                                  ------------------------
                                                     2001          2000
                                                  ----------    ----------
                                        (Dollars in thousands, except per share data)

Earnings per share:
    Basic                                         $     1.33    $     1.21
    Diluted                                       $     1.29    $     1.17

Cash dividends declared per share                 $     0.39    $     0.36

Weighted averages shares outstanding:
    Basic                                          7,833,146     8,144,345
    Diluted                                        8,036,792     8,427,433

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 2001 and 2000

                                                                Common Stock      Additional
                                                            -------------------    Paid-In     Retained
                                                             Shares     Dollars    Capital     Earnings
                                                            ---------   -------   ----------   --------
                                                                           (In thousands)

Balance at December 31, 2000                                9,122,596   $ 4,561   $  22,705    $ 94,697

Comprehensive income:
  Net income                                                       --        --          --      10,393
  Change in net unrealized gain (loss) on securities
    available for sale, net of reclassification
    adjustment and tax effects                                     --        --          --          --

      Total comprehensive income

Cash dividends declared ($.39 per share)                           --        --          --      (3,040)
Repurchase of treasury stock                                       --        --          --          --
Issuance of common stock under stock
  option plan                                                      --        --        (776)         --
                                                            ---------   -------   ----------   --------

Balance at September 30, 2001                               9,122,596   $ 4,561   $  21,929    $102,050
                                                            =========   =======   ==========   ========

Balance at December 31, 1999                                9,122,596   $ 4,561   $  24,839    $ 85,153


Comprehensive income:
  Net income                                                       --        --          --       9,853
  Change in net unrealized gain (loss) on securities
    available for sale, net of reclassification
    adjustment and tax effects                                     --        --          --          --

      Total comprehensive income

Cash dividends declared ($.36 per share)                           --        --          --      (2,922)
Repurchase of treasury stock                                       --        --          --          --
Issuance of common stock under stock
  option plan                                                      --        --      (1,344)         --
                                                            ---------   -------   ---------    --------

Balance at September 30, 2000                               9,122,596   $ 4,561   $  23,495    $ 92,084
                                                            =========   =======   =========    ========

                                                                                    Accumulated
                                                              Treasury Stock           Other
                                                          ---------------------    Comprehensive
                                                            Shares      Dollars     Income (Loss)      Total
                                                          ----------    -------    --------------    ---------
                                                                           (In thousands)

Balance at December 31, 2000                                (980,048)  $(17,422)   $          424    $ 104,965
                                                                                                     ---------

Comprehensive income:
  Net income                                                      --          --               --       10,393
  Change in net unrealized gain (loss) on  securities
    available for sale, net of reclassification
    adjustment and tax effects                                    --          --            8,530        8,530
                                                                                                     ---------
      Total comprehensive income                                                                        18,923
                                                                                                     ---------
Cash dividends declared ($.39 per share)                          --         --                --       (3,040)
Repurchase of treasury stock                                (418,048)    (7,420)               --       (7,420)
Issuance of common stock under stock
  option plan                                                 72,976      1,293                --          517
                                                          ----------   -------- --------------    ---------

Balance at September 30, 2001                             (1,325,120)  $(23,549)   $        8,954    $ 113,945
                                                          ==========   =========   ==============    =========

Balance at December 31, 1999                                (739,344)  $(14,278)   $       (9,405)   $  90,870
                                                                                                     ---------

Comprehensive income:
  Net income                                                      --         --                --        9,853
  Change in net unrealized gain (loss) on securities
    available for sale, net of reclassification
    adjustment and tax effects                                    --         --             4,015        4,015
                                                                                                     ---------
      Total comprehensive income                                                                        13,868
                                                                                                     ---------
Cash dividends declared ($.36 per share)                          --         --                --       (2,922)

Repurchase of treasury stock                                (423,100)    (6,428)               --       (6,428)
Issuance of common stock under stock
  option plan                                                106,616      1,937                --          593
                                                          ----------   --------    --------------    ---------

Balance at September 30, 2000                             (1,055,828)  $(18,769)   $       (5,390)   $  95,981
                                                          ==========   ========    ==============    =========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   -----------------------
                                                                                     2001          2000
                                                                                   ---------     --------
                                                                                        (In thousands)
Cash flows from operating activities:
   Net income                                                                      $  10,393     $   9,853
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                                                        100            75
        Depreciation and amortization, net                                             1,578         1,813
        (Gain) loss on sales of securities,  net                                      (1,997)          164
        Increase (decrease) in accrued interest receivable and other assets              233        (1,985)
        Decrease (increase) in accrued taxes and expenses and other liabilities          275          (921)
                                                                                   ---------     ---------
          Net cash provided by operating activities                                   10,582         8,999
                                                                                   ---------     ---------

Cash flows from investing activities:
    Activity in securities available for sale:
        Maturities                                                                    52,023        59,974
        Sales                                                                        101,865        15,849
        Purchases                                                                   (186,723)     (102,846)
        Principal amortization of mortgage-backed securities                          36,114        22,639
    Activity in securities held to maturity:
        Maturities                                                                        --         4,997
        Purchases                                                                    (27,535)      (35,522)
        Principal amortization of mortgage-backed securities                          11,140           646
    Loans originated and purchased, net of amortization
        and payoffs                                                                   (7,784)      (42,412)
    Additions to banking premises and equipment, net                                  (1,544)         (287)
                                                                                   ---------     ---------
          Net cash used in investing activities                                      (22,444)      (76,962)
                                                                                   ---------     ---------

                                   (continued)

                              MEDFORD BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                                                       Nine Months Ended
                                                         September 30,
                                                     ---------------------
                                                       2001         2000
                                                     --------     --------
                                                         (In thousands)

Cash flows from financing activities:
    Net increase in deposits                           97,291       51,946
    Decrease in borrowings with maturities of
        three months or less                           (2,431)     (37,233)
    Repayment of long-term debt                       (12,075)      63,464
    Issuance of common stock                              517          298
    Payments to acquire treasury stock                 (7,420)      (6,428)
    Cash dividends paid                                (3,329)      (3,466)
                                                     --------     --------
        Net cash provided by financing activities      72,553       68,581
                                                     --------     --------

Net change in cash and cash equivalents                60,691          618

Cash and cash equivalents at beginning of period       22,258       20,910
                                                     --------     --------

Cash and cash equivalents at end of period           $ 82,949     $ 21,528
                                                     ========     ========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Note 1. Basis of Presentation

The consolidated interim financial statements of Medford Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Medford Savings Bank (the "Bank") presented herein are intended to be read in conjunction with the consolidated financial statements presented in the Company's annual report for the year ended December 31, 2000.

The consolidated financial information for the three and nine months ended September 30, 2001 is unaudited. In the opinion of management, however, the consolidated financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of results to be expected for the entire year.

Note 2. Commitments

At September 30, 2001, the Company had outstanding commitments to originate new residential and commercial real estate mortgage loans totaling approximately $34.0 million, which are not reflected on the consolidated balance sheet. Unadvanced funds on equity lines were $24.6 million, unadvanced construction loan funds were $11.5 million, and unadvanced funds on commercial lines of credit were $10.7 million at September 30, 2001.

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

Consolidated net income was $3,981,000, or basic earnings per share of $0.51 ($0.50 diluted basis), for the three months ended September 30, 2001, compared to $3,016,000, or basic earnings per share of $0.37 ($0.36 diluted basis), for the comparable prior year period.

Net interest income was $9,391,000 for the quarter ended September 30, 2001, up $381,000 or 4.2% from the comparable 2000 period, and represented a net interest margin of 2.87%, which compared to 2.93% for the comparable 2000 period. Net gain on sale of assets was $1.6 million for the 2001 third quarter compared to a $90,000 loss for the same quarter in 2000.

Total operating expenses were $5,458,000 for the quarter ended September 30, 2001, up $461,000 or 9.2% from $4,997,000 during the comparable period in 2000. There was a provision for loan losses of $100,000 recorded for the three-month periods ended September 30, 2001 and zero for the same period in 2000.

For the third quarter of 2001, the annualized return on assets was 1.15% and the annualized return on equity was 14.61%, compared to 0.94% and 13.04%, respectively, for the comparable period in 2000.

Consolidated net income was $10,393,000, or basic earnings per share of $1.33 ($1.29 diluted basis), for the nine months ended September 30, 2001, compared to $9,853,000, or basic earnings per share of $1.21 ($1.17 diluted basis), for the comparable prior year period. Basic and diluted earnings per share have increased 9.9% and 10.3%, respectively, while consolidated net income increased $540,000 or 5.5% for the nine months comparative period.

Net interest income was $27,831,000 for the nine months ended September 30, 2001, up $759,000 or 2.8% from the comparable 2000 period, and represented a net interest margin of 2.87% compared to 2.96% for the nine months ended September 30, 2000. The net gain on sales of assets totaled $1,997,000 for the first nine months of 2001 compared to a net loss of $164,000 for the same nine-month period in 2000. During the nine months ended September 30, 2000, there was a $1.2 million pre-tax curtailment gain from the termination of the Company's defined benefit pension plan recorded as miscellaneous other income.

Total operating expenses were $15,973,000 for the nine months ended September 30, 2001, up $1,118,000 or 7.5% from $14,855,000 during the comparable period in 2000. There was a $100,000 provision for loan losses recorded for the nine months ended September 30, 2001 compared to $75,000 for the same prior year period.

For the first nine months of 2001, the annualized return on assets was 1.04% and the annualized return on equity was 13.20%, compared to 1.05% and 14.75%, respectively, for the comparable period in 2000.

Total non-performing assets were $1,908,000 or 0.14% of total assets at September 30, 2001, compared to $1,047,000 or 0.08%, respectively, at December 31, 2000. The allowance for loan losses at September 30, 2001 was $7,033,000, representing 1.03% of total loans. At December 31, 2000, the allowance for loan losses was $6,950,000, representing 1.03% of total loans. The Company had no foreclosed real estate at September 30, 2001 or December 31, 2000.

The Company had total assets of $1.40 billion and capital of $113.9 million at September 30, 2001, representing a capital to assets ratio of 8.13%, exceeding all regulatory requirements. When compared to December 31, 2000, securities increased $28.9 million or 5.0% to $611.9 million, total gross loans increased $8.0 million or 1.18% to $683.7 million, deposits increased $97.3 million or 10.0% to $1.07 billion, and borrowings decreased $14.5 million or 6.48% to $209.3 million.

A more detailed discussion and analysis of the Company's financial condition and results of operations follows.

SECURITIES

The amortized cost and fair value of securities, excluding restricted equity securities, at September 30, 2001 and December 31, 2000 with gross unrealized gains and losses, follows:

                                                                   Gross         Gross
                                                    Amortized    Unrealized    Unrealized      Fair
                September 30, 2001                    Cost          Gains        Losses        Value
------------------------------------------------    ---------    ----------    ----------    ---------
                                                                      (In thousands)
Debt securities:
    Corporate bonds                                 $ 250,018     $  8,882      $     --     $ 258,900
    Federal agency obligations                         38,505          504            --        39,009
    Mortgage-backed                                   237,227        5,147            --       242,374
                                                    ---------     --------      --------     ---------
        Total debt securities                         525,750       14,533            --       540,283
Marketable equity securities                              873           75          (129)          819
                                                    ---------     --------      --------     ---------

            Total securities available for sale     $ 526,623     $ 14,608      $   (129)    $ 541,102
                                                    =========     ========      ========     =========

Debt securities:
    Federal agency obligations                      $   4,865     $    366      $     --     $   5,231
    Mortgage-backed                                    53,988        1,651            (7)       55,632
                                                    ---------     --------      --------     ---------

            Total securities held to maturity       $  58,853     $  2,017      $     (7)    $  60,863
                                                    =========     ========      ========     =========

                                                                   Gross         Gross
                                                    Amortized    Unrealized    Unrealized      Fair
                December 31, 2000                     Cost         Gains         Losses        Value
------------------------------------------------    ---------    ----------    ----------    ---------
                                                                      (In thousands)
Debt securities:
    Corporate bonds                                 $ 310,165     $  2,628      $   (478)    $ 312,315
    Federal agency obligations                          3,000           --            (3)        2,997
    Mortgage-backed                                   212,589          668        (1,850)      211,407
                                                    ---------     --------      --------     ---------
        Total debt securities                         525,754        3,296        (2,331)      526,719
Marketable equity securities                            2,285           81          (395)        1,971
                                                    ---------     --------      --------     ---------

            Total securities available for sale     $ 528,039     $  3,377      $ (2,726)    $ 528,690
                                                    =========     ========      ========     =========

Debt securities:
    Federal agency obligations                      $   4,809     $    210      $     --     $   5,019
    Mortgage-backed                                    38,045          871            --        38,916
                                                    ---------     --------      --------     ---------

            Total securities held to maturity       $  42,854     $  1,081      $     --     $  43,935
                                                    =========     ========      ========     =========

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2001 are as follows:

                                    Available for Sale          Held to Maturity
                                 ------------------------    ----------------------
                                 Amortized        Fair       Amortized      Fair
                                   Cost          Value         Cost        Value
                                 ----------    ----------    ---------    ---------
                                                   (In thousands)

Within 1 year                    $   72,743    $   73,840    $      --    $      --
After 1 year through 5 years        202,280       210,377        4,865        5,231
After 5 year through 10 years        13,500        13,692           --           --
                                 ----------    ----------    ---------    ---------
                                    288,523       297,909        4,865        5,231
Mortgage-backed securities          237,227       242,374       53,988       55,632
                                 ----------    ----------    ---------    ---------

                                 $  525,750    $  540,283    $  58,853    $  60,863
                                 ==========    ==========    =========    =========

Securities increased $28.9 million from $583.0 million at December 31, 2000 to $611.9 million at September 30, 2001. At September 30, 2001, the securities portfolio classified as "available for sale" reflected a $14.5 million appreciation in market value as a result of the ongoing changes in market interest rates as compared to $965,000 at December 31, 2000. In accordance with the Company's asset-liability strategies, purchases of mortgage-backed securities are primarily in fifteen year mortgages with weighted-average lives of six years and other securities are generally short-term with maturities of five years or less.

Sales of debt securities produced gains of $1,620,000 during the 2001 third quarter and gains of $1,931,000 for the nine months ended September 30, 2001 compared to losses of $90,000 for the three months and $154,000 for the nine months ended September 30, 2000. Sales of equities produced gains of $6,000 for the three months and $66,000 during the nine months ended September 30, 2001 compared to losses of $10,000 for the nine months ended September 30, 2000. There were no sales of equities recorded for the quarterly period ended September 30, 2000.

LOANS

A summary of the Company's outstanding loan balances as of the dates indicated follows:

                                                   September 30,    December 31,
                                                       2001             2000
                                                     ---------      -----------
                                                           (In thousands)
Mortgage loans on real estate:
    Residential 1 - 4 family                         $ 493,557       $ 487,964
    Commercial                                         127,297         124,201
    Construction                                        18,072          19,913
    Second mortgages                                       488             699
    Equity lines of credit                              23,806          21,609
                                                     ---------       ---------
                                                       663,220         654,386

Other loans:
    Commercial                                          16,441          17,219
    Personal                                             2,739           2,925
                                                     ---------       ---------
                                                        19,180          20,144
                                                     ---------       ---------

Net deferred loan origination costs                      1,258           1,167
                                                     ---------       ---------
        Total loans                                    683,658         675,697
Less allowance for loan losses                          (7,033)         (6,950)
                                                     ---------       ---------

        Loans, net                                   $ 676,625       $ 668,747
                                                     =========       =========


Total gross loans outstanding at September 30, 2001 increased $8.0 million to $683.7 million when compared to the December 31, 2000 level. Net residential mortgage activity during the first nine months of 2001 caused an increase in residential 1-4 family real estate mortgage loans of $5.6 million. Construction real estate declined $1.8 million while commercial real estate increased $3.1 million from December 31, 2000 levels.

NON-PERFORMING ASSETS

Total non-performing assets were $1.9 million and $1.0 million at September 30, 2001 and December 31, 2000, respectively. There were no foreclosed assets at September 30, 2001 or December 31, 2000. As a percentage of total assets, non-performing assets equaled 0.14% and 0.08% at September 30, 2001 and December 31, 2000, respectively. Fluctuations in total non-performing assets occur from quarter to quarter but remain at historically low levels. It is the Company's general policy to place loans on a non-accrual status when such loans become 90 days contractually delinquent or when the collectibility of principal or interest payments becomes doubtful. When a loan is placed on non-accrual status, its interest income accrual ceases and all income previously accrued but unpaid is reversed.

In accordance with SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that the borrower will be unable to meet principal or interest payments as agreed in the original loan contract. The principal balance of impaired loans at September 30, 2001 was $1.9 million all of which were included in the $1.9 million non-performing assets referenced in the preceding paragraph.

ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses follows:

                                                  Nine Months Ended
                                                    September 30,
                                                 -------------------
                                                  2001         2000
                                                 -------     -------
                                                    (In thousands)

Balance at beginning of period                   $ 6,950     $ 6,779
Provision for loan losses                            100          75
Recoveries                                            57          46
Loans charged-off                                    (74)        (58)
                                                 -------     -------

Balance at end of period                         $ 7,033     $ 6,842
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

The allowance for loan losses of $7.0 million at September 30, 2001 represented a reserve coverage of 1.03% of total loans. At December 31, 2000, the allowance for loan losses was $7.0 million, representing 1.03% of total loans.

DEPOSITS

A summary of deposit balances, by type, is as follows:

                                                    September 30,   December 31,
                                                        2001           2000
                                                     -----------    ----------
                                                          (In thousands)

Demand                                               $    73,415    $   63,122
NOW                                                       61,875        65,106
Savings and money market accounts                        493,159       388,655
Term certificates                                        444,699       458,974
                                                     -----------    ----------

          Total deposits                             $ 1,073,148    $  975,857
                                                     ===========    ==========

Total deposits increased $97.3 million from December 31, 2000 to $1.07 billion at September 30, 2001. Demand deposits increased $10.3 million from year-end levels. During the first nine months of 2001, savings and money market accounts increased $104.5 million as retail depositors sought alternative banking relationships in a consolidating market and a safe harbor from the equity markets, and municipalities shifted from certificates of deposits to money market accounts for increased liquidity. The shift in municipal deposits contributed to the $14.3 million decrease in term certificates from $459.0 million at December 31, 2000 to $444.7 million at September 30, 2001.

BORROWED FUNDS

At September 30, 2001, the Company's long-term borrowings decreased by $12.1 million to $191.3 million from $203.4 million at December 31, 2000. Short-term borrowings decreased by $2.4 million to $18.0 million from $20.4 million at year-end. At September 30, 2001, borrowed funds totaled $209.3 million, decreasing $14.5 million from the $223.8 million reported at December 31, 2000 as the Company experienced strong deposit growth.

STOCKHOLDERS' EQUITY

The Company's capital to assets ratio was 8.13% and 8.01% at September 30, 2001 and December 31, 2000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to average assets (as defined). Management believes as of September 30, 2001 that the Company and the Bank met all capital adequacy requirements to continue to be categorized as well capitalized.

The Company's book value at September 30, 2001 was $14.61 per share, compared with $12.89 per share at December 31, 2000.

                              RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2001 VS QUARTER ENDED SEPTEMBER 30, 2000

NET INTEREST INCOME

Interest and dividend income from loans and investments increased $373,000 or 1.7% to $22.3 million for the 2001 third quarter when compared to the same quarter in 2000. For the 2001 third quarter, average earning assets totaled $1.327 billion, an increase of $82.7 million or 6.6% over the comparable average for 2000, with $65.0 million of that increase attributed to short and long-term securities and $17.7 million attributed to loans. The annualized yields on earning assets were 6.71% and 7.03% for the third quarters in 2001 and 2000, respectively. The yield on investment securities was 6.27% for the third quarter 2001 as compared 6.33% for the third quarter 2000. Short and long-term investments contributed $605,000 of additional interest and dividend income when comparing the third quarter of 2001 to the third quarter of 2000, primarily as a result of higher average balances. The increase in the average balance on loans and a decrease in the yield, from 7.65% to 7.31%, caused interest income on loans to decrease $232,000 from its 2000 third quarter level.

Total interest expense for the three months ended September 30, 2001 was $12.9 million, reflecting an decrease of $8,000 or .06% over the same period in 2000. At September 30, 2001, average interest-bearing liabilities were $1.19 billion, an increase of $70.7 million or 6.3% over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $81.6 million and average borrowed funds declining $10.9 million. Overall, interest expense on deposits increased $233,000 to $9.7 million as a result of the increase in average deposits offset by a decline in rates paid from 4.17% to 3.92% for the quarters ended September 30, 2001 and 2000, respectively. Interest expense on borrowed funds decreased $241,000 as the average balances and the rates paid on borrowed funds decreased 15 basis points to 5.97% in the third quarter of 2001 compared to the third quarter in 2000. The overall cost of interest bearing liabilities decreased to 4.28% from 4.56% when comparing the two quarters.

Net interest income increased 4.2% or $381,000 to $9.4 million when comparing the third quarter in 2001 to the same quarter in 2000 even as the weighted average rate spread decreased by 4 basis points to 2.43% while the net interest margin decreased 6 basis points to 2.87%. The increase in net interest income is primarily due to increased levels of earning assets while the basis point declines in spread and margin reflect the changing mix of earning assets and interest bearing liabilities. The yield on earning assets decreased 32 basis points to 6.71% in the third quarter 2001 as compared to the same quarter in 2000, while the cost of interest-bearing liabilities decreased by 28 basis points to 4.28%. This resulted in an interest rate spread and a net interest margin of 2.43% and 2.87%, respectively, for the three months ended September 30, 2001.

                              MEDFORD BANCORP, INC.
                              INTEREST RATE SPREAD

                                                              Three Months Ended
                                                                 September 30,
                                                              ------------------
                                                               2001        2000
                                                               ----        ----

Weighted average yield earned on:
    Short-term investments                                     3.39%       6.27%
    Securities                                                 6.27        6.33
    Loans                                                      7.31        7.65
                                                               ----        ----

        All earning assets                                     6.71        7.03
                                                               ----        ----

Weighted average rate paid on:
    Deposits                                                   3.92        4.17
    Borrowed funds                                             5.97        6.12
                                                               ----        ----

        All interest-bearing liabilities                       4.28        4.56
                                                               ----        ----

Weighted average rate spread                                   2.43%       2.47%
                                                               ====        ====

Net interest margin                                            2.87%       2.93%
                                                               ====        ====

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors, including the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at September 30, 2001, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

The Company recorded a provision for loan losses of $100,000 and none for the third quarter of 2001 and 2000, respectively. The Company recorded net loan charge-offs of $15,000 for the three months ended September 30, 2001 compared to net loan recoveries of $26,000 for the same period in 2000.

OTHER INCOME

Other income, including customer service fees and gains and losses on sales of assets, equaled $2,402,000 for the third quarter of 2001 as compared to $641,000 in the third quarter of 2000, representing a increase of $1,761,000. When comparing the third quarter of 2001 with the third quarter of 2000, the increase in securities gains and customer service fees of $1,716,000 and $70,000, respectively, principally account for the increase in other income. See related discussions under "Securities" included in "Management's Discussion and Analysis" in Item 2 of Part 1 of this report.

OPERATING EXPENSES

Operating expenses increased $461,000 or 9.2% to $5,458,000 for the three months ended September 30, 2001 when compared to the same period in 2000. Salaries and employee benefits increased $303,000, when comparing the third quarter of 2001 to the third quarter of 2000. Occupancy and equipment and data processing expenses increased $102,000 and $63,000, respectively, when compared to the third quarter of 2000 as a result of additional operating expenses associated with the opening of branches in Somerville and Arlington Center and a remote ATM also in Somerville. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, was 1.58% and 1.56% for the three months ended September 30, 2000 and 2001, respectively.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for three months ended September 30, 2001 was 36.2% as compared to 35.2% for the period ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VS NINE MONTHS ENDED SEPTEMBER 30, 2000

NET INTEREST INCOME

Interest and dividend income from loans and investments increased $3.4 million or 5.3% to $67.0 million for the first nine months of 2001 when compared to 2000. During the first nine months of 2001, average earning assets totaled $1.3 billion, an increase of $72.7 million or 5.9% over the comparable average for 2000, with $49.1 million of that increase attributed to short and long-term securities and $23.6 million attributed to loans. The annualized yields on earning assets were 6.89% and 6.93% for the nine months ended September 30, 2001 and 2000, respectively. The yield on securities was 6.37% for the first nine months of 2001, an increase of 18 basis points from 6.19% for the same period in 2000. Short and long-term investments contributed $2,640,000 of additional interest and dividend income when comparing the first nine months of 2001 to the first nine months of 2000, primarily as a result of higher average balances and yield. The increase in the average balance of loans and decline in yield from 7.58% to 7.46% caused interest income on loans to increase only $757,000 from its 2000 nine month level.

Total interest expense for the nine months ended September 30, 2001 was $39.2 million, reflecting an increase of $2.6 million or 7.2% over the same period in 2000. At September 30, 2001, average interest-bearing liabilities were $1.165 billion, an increase of $61.7 million or 5.6% over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $58.0 million and average borrowed funds increasing $3.7 million. Overall, interest expense on deposits increased $2.2 million to $28.9 million due to increases in both average deposits and rates paid. Interest expense on borrowed funds increased $471,000 as the average balances increased and the rates paid on borrowed funds increased 18 basis points to 6.11% in the first nine months of 2001 compared to the first nine months of 2000. The overall cost of interest bearing liabilities increased to 4.48% from 4.40% when comparing the two periods.

Net interest income increased 2.8% or $759,000 to $27.7 million when comparing the nine months in 2001 to the same period in 2000 even as the weighted average rate spread decreased by 12 basis points to 2.41% while net interest margin decreased 9 basis points to 2.87%. The increase in net interest income is primarily due to increased levels of earning assets while the basis point declines in spread and margin reflect the changing mix of earning assets and interest bearing liabilities. The yield on earning assets decreased 4 basis points to 6.89% in the first nine months of 2001 as compared to the first nine months of 2000, while the cost of interest bearing liabilities increased by 8 basis points to 4.48%. This resulted in an interest rate spread and a net interest margin of 2.41% and 2.87%, respectively, for the nine months ended September 30, 2001.

                              MEDFORD BANCORP, INC.
                              INTEREST RATE SPREAD

                                                               Nine Months Ended
                                                                 September 30,
                                                               -----------------
                                                               2001        2000
                                                               -----       -----

Weighted average yield earned on:
    Short-term investments                                     4.00%       5.95%
    Securities                                                 6.37        6.19
    Loans                                                      7.46        7.58
                                                               ----        ----

        All earning assets                                     6.89        6.93
                                                               ----        ----

Weighted average rate paid on:
    Deposits                                                   4.10        4.03
    Borrowed funds                                             6.11        5.93
                                                               ----        ----

        All interest-bearing liabilities                       4.48        4.40
                                                               ----        ----

Weighted average rate spread                                   2.41%       2.53%
                                                               ====        ====

Net interest margin                                            2.87%       2.96%
                                                               ====        ====

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors, including the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at September 30, 2001, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

The Company recorded a $100,000 provision for loan losses for the first nine months of 2001 as compared to $75,000 for the same period in 2000. The Company recorded net loan charge-offs of $17,000 for the first nine months of 2001 compared to net charge-offs of $12,000 for the nine months ended September 30, 2000.

OTHER INCOME

Other income, including customer service fees and gains and losses on sales of assets equaled $4.5 million in the first nine months of 2001 as compared to $3.3 million in the first nine months of 2000, representing an increase of $1.2 million or 36.2%. When comparing the first nine months of 2001 and 2000, this increase is primarily due to an increase in securities gains and losses of $2,161,000 partially offset by a decrease in income due to the pre-tax gain of $1.2 million from the Company's defined benefit pension plan recorded in the first quarter of 2000. See related discussions under "Securities" included in "Management's Discussion and Analysis" in Item 2 of Part 1 of this report.

OPERATING EXPENSES

Operating expenses increased $1,118,000 or 7.5% to $15,973,000 for the nine months ended September 30, 2001 when compared to the same period in 2000. Salaries and employee benefits increased $655,000, when comparing the first nine months of 2001 to the first nine months of 2000. Occupancy and equipment and data processing expenses increased $259,000 and $186,000, respectively, when compared to the first half of 2000 as a result of additional operating expenses associated with the opening of branches in Somerville and Arlington Center and a remote ATM in Somerville. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, was 1.59% for the nine months ended September 30, 2001, as compared to 1.58% for the prior year comparable period.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the nine months ended September 30, 2001 was 35.9% as compared to 36.1% for the nine months ended September 30, 2000.

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

Maturities and sales of securities provide significant liquidity to the Company. The Company's policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the nine months ended September 30, 2001, cash flow from maturities and sales of securities was $153.9 million compared to $55.3 million for the nine months ended September 30, 2000. Principal payments received on mortgage-backed securities during the nine months ended September 30, 2001 and 2000 totaled $47.3 million and $14.2 million, respectively. During periods of high interest rates, maturities in the bond portfolio could provide significant liquidity at a lower cost than borrowings.

Amortization and payoffs of the loan portfolio also contribute significant liquidity to the Company. Traditionally, the amortization and payoffs have been reinvested into loans. When payoff rates exceed origination rates, excess liquidity from loan payoffs is shifted into the investment portfolio.

The Company also uses borrowed funds as a source of liquidity. These borrowings generally contribute toward funding over-all loan growth as well as purchases of mortgage-backed securities. At September 30, 2001, the Company's outstanding borrowings from the FHLBB were $206.3 million and $223.4 million at December 31, 2000. The Company also utilizes repurchase agreements as a source of funding when management deems market conditions to be conducive to such activities.

Commitments to originate residential and commercial real estate mortgage loans at September 30, 2001, excluding unadvanced construction funds of $11.5 million, were $34.0 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

Purchases of securities during the nine months ended September 30, 2001 totaled $214.3 million, consisting of debt instruments generally maturing in less than five years. This compares with purchases of $96.1 million for the nine months ended September 30, 2000.

Residential and commercial real estate mortgage loan originations for the nine months ended September 30, 2001 totaled $ 105.2 million, compared with $ 113.9 million for the nine months ended September 30, 2000.

The Company's capital position (total stockholders' equity) was $113.9 million or 8.13% of total assets at September 30, 2001 compared with $105.0 million or 8.01% of total assets at December 31, 2000. During the nine months ended September 30, 2001, the Company purchased 418,048 shares of its common stock in accordance with previously announced stock purchase programs. The Company's capital position exceeds all regulatory requirements.

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

It is ALCO's general policy to closely match the maturity or rate sensitivity of its assets and liabilities. In accordance with this policy, certain strategies have been implemented to improve the match between interest rate sensitive assets and liabilities. These strategies include, but are not limited to: daily monitoring of the Company's changing cash requirements, with particular concentration on investment in short term securities; originating adjustable and fixed rate mortgage loans for the Company's own portfolio; managing the cost and structure of deposits; and generally using matched borrowings to fund specific purchases of loan packages and large loan originations. Occasionally, management may choose to deviate from specific matching of maturities of assets and liabilities, if an attractive opportunity to enhance yields becomes available.

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

There have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2001 from those presented in the Company's 2000 Annual Report.

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

ITEM 4 -    Submission of Matters to a Vote of Security Holders

ITEM 5 -    Other Information

            None.

ITEM 6 -    Exhibits and Reports on Form 8-K

            (a)   Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the three-month period ended September 30, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MEDFORD BANCORP, INC.

Date:       November 14, 2001

            /s/ Arthur H. Meehan
            --------------------------------------------------------------
            Arthur H. Meehan
            Chairman, President and Chief Executive Officer


Date:       November 14, 2001

            /s/ Phillip W. Wong
            ---------------------------------------------------------------
            Phillip W. Wong
            Executive Vice President, Treasurer and Chief Financial Officer