Form 10-K405
period 2001-12-31
MEDFORD BANCORP INC
filed 2002-03-26
CIK 1049895

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
   |X|            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
   |_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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

                       ----------------------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.50 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on March 4, 2002, on the Nasdaq National Market was $172,207,456. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

      As of March 4, 2002, there were 7,755,300 shares of the registrant's common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Medford Bancorp, Inc. Definitive Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2002 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company may also make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors and employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," estimate," "assume," "will," "should," and other expressions which predict or indicate future events or trends and which do not relate to historical matters. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, the risk factors described herein, changes in volume of loan originations, fluctuations in prevailing interest rates, increases in costs to borrowers of loans held, increases in costs of funds, and changes in assumptions used in making such forward-looking statements. Readers should carefully review the factors described under "Risk Factors and Factors Affecting Forward Looking Statements" and should not place undue reliance on our forward looking statements. The Company assumes no obligations to update any forward-looking statements.

ITEM 1. BUSINESS

General

Medford Bancorp, Inc. (the "Company") was organized in 1997 as a Massachusetts corporation to be the holding company for Medford Savings Bank (the "Bank").

Established as a Massachusetts savings bank in 1869, the Bank converted from mutual to stock form on March 18, 1986 and issued 3,680,000 shares of common stock. The Bank is principally engaged in the business of attracting deposits from the general public, originating residential and commercial real estate mortgages, consumer and commercial loans, and investing in securities on a continuous basis. For a detailed description of the Company's business and financial information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report. The Bank is headquartered in Medford, Massachusetts, which is located approximately seven miles north of downtown Boston. The Bank principally offers its products and services through a network of nineteen banking offices located in Medford, Malden, Arlington, Belmont, Burlington, North Reading, Somerville, Tewksbury, Waltham, and Wilmington. The Bank's primary market area includes these communities as well as other cities and towns in Middlesex County and the surrounding area north of Boston.

The Bank presently has one wholly-owned subsidiary, Medford Securities Corporation ("MSC"), which became operational on March 1, 1995. MSC engages exclusively in the buying, selling, dealing in, and holding of securities.

Supervision and Regulation

Medford Bancorp, Inc.

In addition to the generally applicable state and federal laws governing businesses and employers, we are further regulated by federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight. State and federal banking laws have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the specific protection of stockholders of a bank or its parent company. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

General. The Company is a Massachusetts corporation and a bank holding company (a "BHC") subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "FRB") pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"), and files with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. The Company is also subject to the jurisdiction of the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner"). As a bank holding company, the Company's activities are limited to the business of banking and activities closely related or incidental to banking. The FRB has the authority to issue orders to BHCs to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of BHCs, and to order termination of ownership and control of a non-banking subsidiary by a BHC.

BHCA - Activities and Other Limitations. The BHCA prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any BHC without prior approval of the FRB. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") generally authorizes BHCs to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent, interstate branching.

Unless a BHC becomes a "financial holding company" ("FHC") under the Gramm-Leach-Bliley Act ("GLBA") (as discussed below), the BHCA also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.

The GLBA established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit BHCs that qualify and elect to be treated as FHCs to engage in a range of financial activities broader than would be permissible for traditional BHCs, such as the Company, that have not elected to be treated as FHCs. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a BHC and in analyzing applications to it under the BHCA. These capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the "Total Risk-Based Capital Ratio"), with at least one-half of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital.

In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to total average assets (the 'Leverage Ratio') of 3.0%. Total average assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital.

The Company currently is in compliance with both the Risk Based Capital Ratio and the Leverage Ratio requirements. At December 31, 2001, the Company had a Tier I Risk Based Capital Ratio equal to 12.9% and a Total Risk Based Capital Ratio equal to 13.8% and a Leverage Ratio equal to 7.4%. U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines applicable to U.S. banking institutions.

Limitations on Acquisitions of Common Stock. The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a BHC unless the FRB has been given at least 60 days to review the proposal. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a BHC, such as the Company, with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") would, under the circumstances set forth in the presumption, constitute the acquisition of control.

In addition, any company, as that term is broadly defined in the statute, would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a BHC) or more, or such lesser percentage of our outstanding common stock as the FRB deems to constitute control over the Company.

Massachusetts Law. The Company is deemed a bank holding company for purposes of Massachusetts law due to the manner in which it acquired the Bank. Accordingly, it is registered with the Commissioner and is obligated to make reports to the Commissioner. Further, as a Massachusetts bank holding company, the Company may not acquire all or substantially all of the stock or assets of a banking institution or merge or consolidate with another bank holding company without the prior consent of the Massachusetts Board of Bank Incorporation (the "BBI"). As a general matter, however, the Commissioner does not rule upon or regulate the activities in which bank holding companies or their nonbank subsidiaries engage.

Medford Savings Bank

As a Massachusetts-chartered savings bank, the Bank is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is also subject to certain requirements established by the FRB and is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). The federal and state laws and regulations which are applicable to banks regulate among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans.

FDIC Insurance Premiums. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based assessment system under which institutions are classified, and generally pay premiums according to their perceived risk to the federal deposit insurance funds. The Federal Deposit Insurance Act ("FDIA") does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and recent bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. A resumption of assessments of deposit insurance premiums charged to well capitalized institutions, such as the Bank, could have an effect on our net earnings.

Federal Deposit Insurance Corporation. The FDIC insures the Bank's deposit accounts to the $100,000 maximum per separately insured account. As a state-chartered, FDIC-insured nonmember savings bank, the Bank is subject to regulation, examination, and supervision by the FDIC, and to reporting requirements of the FDIC. The FDIC has adopted requirements setting minimum standards for capital adequacy. These requirements are substantially similar to those adopted by the FRB regarding BHCs, as described above.

Transactions with Affiliates. The FDIA restricts the range of permissible transactions between a bank and an affiliated company. The Bank is subject to certain restrictions on loans to the Company, on investment in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on the Company's behalf. The Bank also is subject to certain restrictions on most types of transactions with the Company, requiring that the terms of such transactions be substantially equivalent to terms to similar transactions with non-affiliates. The GLBA requires the FRB to promulgate rules addressing credit exposure relating to derivatives transactions between banks and their affiliates. The FRB has adopted interim rules addressing such transactions, and it has solicited comments on the types of restrictions that should apply to derivatives transactions between banks and their affiliates.

Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. In 1999, the FDIC substantially revised its regulations implementing
Section 24 to ease the ability of state banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notice to engage in such activities.

Further, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of an FHC.

Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires the FDIC to evaluate the Bank's performance in helping to meet the credit needs of the community. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the Bank's performance in helping to meet community credit needs. As a part of the CRA program, the Bank is subject to periodic examinations by the Commissioner, and maintains comprehensive records of its CRA activities for this purpose. Management believes the Bank is currently in compliance with all CRA requirements.

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

Customer Information Security. The FRB, the FDIC and other bank regulatory agencies have adopted final guidelines (the "Guidelines") for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires us to explain to consumers our policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, we are prohibited from disclosing such information except as provided in our policies and procedures.

USA Patriot Act. The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates or will require financial institutions to implement additional policies and procedures with respect to the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes.

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

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Under the Interstate Act , different types of interstate transactions and activities are permitted. Interstate transactions and activities provided for under the law include: (i) bank holding company acquisitions of separately held banks in a state other than a bank holding company's home state; (ii) mergers between banks with different home states, including consolidations of affiliated banks; (iii) establishment of interstate branches either de novo or by branch acquisition; and (iv) affiliate banks acting as agents for one another for certain banking functions without being considered a "branch". In general, subject to certain limitations, nationwide interstate acquisitions are now permissible, irrespective of state law limitations other than limitations related to deposit concentrations and bank age requirements. Interstate mergers also are permissible. Affiliated banks may act as agents for one another. Each of the transactions and activities must be approved by the appropriate federal bank regulator, with separate and specific criteria established for each category.

In 1996, Massachusetts enacted interstate banking laws in response to the Interstate Act. The laws permit, subject to certain deposit and other limitations, interstate acquisitions, mergers and branching on a reciprocal basis.

Federal Securities Laws. Pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"), the Company files annual, quarterly, and periodic reports with the Securities and Exchange Commission (the "SEC"). The Company is also subject to the insider trading requirements of Sections 16(a) and 16(b) of the Exchange Act, as administered by the SEC.

Other Securities Laws Issues. The GLBA also amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of broker dealer and investment adviser. With respect to broker dealer registration, the SEC has extended the date by which banks must comply with new broker-dealer registration requirements until May 12, 2002. Banks not falling within the specific exemptions provided by the new law may have to register with the SEC as a broker-dealer and become subject to SEC jurisdiction. With respect to investment adviser registration, the GLBA requires a bank that acts as investment adviser to a registered investment company to register as an investment adviser or to conduct such advisory activities through a separately identifiable department or division of the bank so registered. The Bank will not be required to register as a broker dealer or investment adviser as a result of these changes.

Other Activities

The Bank owns stock in The Savings Bank Life Insurance Company of Massachusetts ("SBLI"). The Bank sells life insurance and tax-deferred annuities and sold over $1.4 million in SBLI annuities in 2001, making it the top seller of this product in Massachusetts.

The Bank provides safe deposit services at nine of its branches.

The Bank periodically originates 30-year, fixed-rate, residential 1-4 family loans in correspondent relationships with third parties such as General Motors Acceptance Corporation (GMAC), Plymouth Mortgage Company and Federal Home Loan Mortgage Corporation (FHLMC), whereby the Bank originates loans in exchange for an origination fee. The Bank does not retain the servicing rights for these loans.

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

Moreover, under the GLBA, as of March 11, 2000, securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The GLBA may significantly change the competitive environment in which the Company and its subsidiaries conduct business. See "Supervision and Regulation --BHCA-Activities and Other Limitations" above. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.

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

Defaults in the Repayment of Loans by Customers May Negatively Impact the Bank's Business

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

Geographic Credit Concentration

The Bank is exposed to real estate and economic market conditions in the greater Boston metropolitan area and eastern Massachusetts because virtually all of its loan portfolio is concentrated among borrowers in this market. Further, because a substantial portion of its loan portfolio is secured by real estate in this area, the value of the Bank's collateral is also subject to regional real estate market conditions. A downturn in the economy in the Bank's primary lending area may likely adversely affect the Bank's operations by impacting the ability of the Bank's borrowers to repay their loans and affecting the value of the collateral securing these loans.

Strong Competition within the Bank's Market Area

Competition in the banking and financial services industry is strong. In its market area, the Bank competes for loans and deposits with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally as well as nationally. Many of these competitors have substantially greater resources and lending limits than the Bank; as a result, these competitors may have a marketplace advantage because they are able to maintain numerous banking locations, mount extensive promotional campaigns and may offer services that the Bank does not or cannot provide. The Bank's long-term success depends on the ability of the Bank to compete successfully with other financial institutions in their service areas. (See information under the caption "Competition" for additional discussion.)

In addition, as the Company strives to compete with other financial institutions, it may expand into new areas, and there is no assurance that it will be successful in these efforts.

Employees

As of December 31, 2001, the Bank employed 223 full-time staff, including 50 officers, and 114 part-time staff. None of the Bank's employees is represented by a labor union. The Company has no officers or employees separate from the Bank.

ITEM 2. PROPERTIES

All of the Bank's branches located in Medford (except for the West Medford branch), the branches located in Arlington (except for Arlington Center), the Malden Center, Maplewood and Oak Grove branches located in Malden, and the Tewksbury branch, located in Tewksbury, are owned by the Bank. All other branches are leased from unrelated third parties. The Company also owns an office building currently housing the Company's lending and certain administrative offices. Additional space in this operations center is leased to third parties. Subject to the foregoing, the Company believes that its properties are adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is a party or to which any of its property is subject, although the Company is a party to ordinary routine litigation incidental to its business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market System under the symbol "MDBK." The following table sets forth cash dividends declared on common stock and the high and low closing prices for the quarters indicated. All prices set forth below are based on information provided by the National Association of Securities Dealers, Inc.

                              Common Stock Sale Prices
                              ------------------------     Dividends Declared
                               High               Low          Per Share
                              ------            ------     ------------------
    2001  1st quarter         $19.00            $15.13           $0.13
          2nd quarter          20.45             17.30            0.13
          3rd quarter          23.22             19.30            0.13
          4th quarter          22.05             19.13            0.15

    2000  1st quarter         $16.50            $12.13           $0.12
          2nd quarter          15.63             13.75            0.12
          3rd quarter          16.13             13.88            0.12
          4th quarter          15.63             13.38            0.16

At March 4, 2002, according to the Company's transfer agent, the Company had approximately 1,007 record holders of its common stock. The number of holders of record does not reflect the number of persons or entities who or which held their stock in nominee or "street" name through various brokerage firms or other entities.

The declaration of future dividends to the Company's stockholders is subject to future operating results, financial conditions, tax and legal considerations and other factors, such as the Bank's ability to declare and pay dividends to the Company. As the principal asset of the Company, the Bank currently provides the only source of payment of dividends by the Company. The Federal Deposit Insurance Corporation Improvement Act of 1991 limits the ability of undercapitalized insured banks to pay dividends. Moreover, under Massachusetts law, a stock-form savings bank may pay dividends no more frequently than quarterly only out of its net profits and only to the extent such dividends do not impair the Bank's capital stock, as defined; and the Commissioner's approval may be required under certain circumstances. Under Federal Reserve Board and FDIC regulations, the Company and the Bank would be prohibited from declaring dividends if, among other things, they were not in compliance with applicable regulatory capital requirements. Funds held by the Company are available for various corporate uses, including the payment of future dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                   At December 31,
                                         ------------------------------------------------------------------
(Dollars in thousands, except per
    share data)                             2001         2000          1999          1998          1997
                                         ----------    ----------    ----------    ----------    ----------
BALANCE SHEET DATA
Total assets                             $1,412,771    $1,309,690    $1,224,912    $1,151,188    $1,135,572
Securities (includes FHLB stock)            657,205       582,964       534,713       511,534       512,304
Loans, net                                  675,183       668,747       626,751       580,665       570,844
Deposits                                  1,095,947       975,857       911,328       871,702       821,706
Borrowed funds                              200,281       223,843       215,724       170,116       205,779
Stockholders' equity                        111,565       104,965        90,870       102,267       101,510
Book value per share                          14.43         12.89         10.84         11.74         11.18
Stockholders' equity to total assets           7.90%         8.01%         7.42%         8.88%         8.94%
Number of offices                                19            18            17            17            16
-----------------------------------------------------------------------------------------------------------

                                                                      Years Ended December 31,
                                                       ----------------------------------------------------
(Dollars in thousands, except per share data)            2001       2000        1999       1998       1997
                                                       -------    -------     -------    -------    -------
STATEMENT OF INCOME DATA
Interest and dividend income                           $88,889    $86,050     $77,849    $76,802    $75,332
Interest expense                                        51,073     49,914      43,109     42,613     41,349
                                                       -------    -------     -------    -------    -------
    Net interest income                                 37,816     36,136      34,740     34,189     33,983
Provision for loan losses                                  150        175          --         75        125
                                                       -------    -------     -------    -------    -------
Net interest income, after provision for loan losses    37,666     35,961      34,740     34,114     33,858
                                                       -------    -------     -------    -------    -------
Other income:
    Gain (loss) on sales of securities, net              2,121     (1,031)      1,522      1,670        835
    All other income                                     3,417      7,781       2,680      3,088      3,007
                                                       -------    -------     -------    -------    -------
          Total other income                             5,538      6,750       4,202      4,758      3,842
                                                       -------    -------     -------    -------    -------
Operating expenses                                      21,683     19,991      19,301     19,074     19,054
                                                       -------    -------     -------    -------    -------
Income before income taxes                              21,521     22,720      19,641     19,798     18,646
Provision for income taxes                               7,743      8,951       6,990      7,546      7,256
                                                       -------    -------     -------    -------    -------

Net income                                             $13,778    $13,769     $12,651    $12,252    $11,390
                                                       =======    =======     =======    =======    =======

Basic earnings per share                               $  1.76    $  1.69     $  1.51    $  1.38    $  1.25
                                                       =======    =======     =======    =======    =======

Diluted earnings per share                             $  1.72    $  1.64     $  1.44    $  1.31    $  1.19
                                                       =======    =======     =======    =======    =======

Cash dividends declared per share                      $  0.54    $  0.52     $  0.51    $  0.50    $  0.45
                                                       =======    =======     =======    =======    =======
SELECTED RATIOS
    Return on average assets                              1.02%      1.09%       1.07%      1.09%      1.05%
    Return on average equity                             12.81      15.06       13.52      11.99      11.81
    Average equity to average assets                      7.92       7.23        7.88       9.07       8.91
    Weighted average rate spread                          2.44       2.49        2.63       2.72       2.84
    Net yield on average earning assets                   2.88       2.93        3.03       3.16       3.26
    Dividend payout ratio - basic earnings per share     30.68      30.77       33.77      36.23      36.00
-----------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions set forth below, elsewhere herein, in our press releases and in oral statements we make by or with the approval of our authorized executives contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company may make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "will," "should," and other expressions which predict or indicate future events or trends and which do not relate to historical matters. You should exercise caution in interpreting and relying on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results of the Company to be materially different from the anticipated future results expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions, including changes that adversely affect borrowers ability to service and repay our loans; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in interest rates; changes in laws and regulations; changes in the size and nature of the Company's competition; and changes in the assumptions used in making such forward-looking statements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements," beginning on page 5, which readers should carefully review.

These forward-looking statements reflect our good faith beliefs based on information, plans and estimates at the date of this report, and we expressly disclaim any duty to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

                                     GENERAL

The Company's net income is primarily attributable to its level of net interest income, which represents the difference between interest and dividend income earned on earning assets and interest paid on deposits and other borrowed money. The main components of the Company's earning assets are loans, securities and short-term investments. Interest-bearing deposits include NOW, savings, money market and term certificates of deposit. The net interest income performance of the Company is significantly affected by general economic conditions, by the Company's corporate strategies, its asset/liability management, tactical programs and by the policies of regulatory authorities. Sources of non-interest income such as loan servicing fees, gains on sales of securities and other fees derived from various banking services contribute positively to the Company's results. The principal operating expenses of the Bank are salaries and employee benefits, occupancy and equipment expenses, data processing expenses, amortization of intangibles, advertising and marketing and other general and administrative expenses.

Despite a challenging economic environment in 2001, for the ninth consecutive year the Company continued to improve its earnings per share performance. Earnings per share for 2001 were $1.76 ($1.72 on a diluted basis), compared with $1.69 ($1.64 on a diluted basis) for 2000, an increase of $0.08 on a diluted basis or 4.9%. Due to the gain recorded from the curtailment and settlement of its defined benefit plan in year 2000, the Company's year-to-year earnings remained essentially level with $13,778,000 in 2001 as compared to $13,769,000 in 2000.

At December 31, 2001, total assets were $1.4 billion, an increase of $103.1 million or 7.9% from the prior year. Growth in the funding side of the balance sheet was led by strong growth in total deposits of 12.3%, with core deposits growing by 15.7%. Stockholders' equity increased 6.3% to $111.6 million at December 31, 2001, representing a book value of $14.43 per share, compared to $12.89 per share at December 31, 2000. Stockholders' equity to total assets was 7.90% at December 31, 2001, exceeding all regulatory requirements. The growth in deposits and stockholders' equity allowed the Company to modestly reduce its total borrowings by $23.6 million to a level of $200.3 million at December 31, 2001. The sources of funds were principally utilized by the Company to grow its interest-bearing deposits and investment portfolio in 2001, which increased by $97.2 million, or 16.5%. As the Company exercised restraint in growing its loan portfolio during a weakening economy, gross loans increased by a more modest level of $6.6 million or 1.0%.

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

Securities, including FHLB stock, were higher than 2000 year-end levels, at $657.2 million at December 31, 2001 versus $583.0 million at December 31, 2000. During 2001, as rates declined and the economy weakened, the Company modified the mix of the investment portfolio to generate higher levels of interest income and to reduce credit risk. The strategy included the replacement of corporate bonds as they matured or were sold with U.S. Government, federal agency, and mortgage-backed securities. At December 31, 2000, U.S. Government, federal agency and mortgage-backed securities equaled 44.1% of total securities while corporate bonds equaled 53.6%. At December 31, 2001, U.S. Government, federal agency and mortgage-backed securities increased to 58.6% of total securities while corporate bond exposure was reduced to 39.4% from 53.6%. Investments in corporate bonds consist primarily of "A" or better rated or bonds with maturities of three years or less. Purchases of mortgage-backed securities throughout 2000 and 2001 consist primarily of fixed-rate, low-coupon, government-backed securities that have limited extension or contraction risk. Purchases of mortgage-backed securities give consideration to the underlying collateral, the impact of rising or falling rates on the average life of these securities and other factors associated with the Bank's investment policies and strategies.

Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reflected at amortized cost. All other marketable securities are classified as "available for sale" and reflected on the balance sheet at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in other comprehensive income (loss) in stockholders' equity. As of December 31, 2001, the pre-tax net unrealized gain on investments classified as "available for sale" was $9.1 million as compared to the net unrealized gain of $651,000 as of December 31, 2000.

The Bank also holds limited amounts of equity securities subject to the investment limitations imposed by FDICIA and the Commissioner.

The following table sets forth certain information concerning the securities portfolio at carrying value:

                                                 At December 31,
                                         ------------------------------
                                           2001       2000       1999
                                         --------   --------   --------
                                                  (In thousands)
Debt securities:
    U.S. Government and federal agency   $ 78,452   $  7,806   $ 62,127
    Mortgage-backed securities            306,995    249,452    214,456
    Corporate bonds                       258,958    312,315    246,767
Marketable equity securities                  880      1,971      1,680
                                         --------   --------   --------
       Total marketable securities        645,285    571,544    525,030
Federal Home Loan Bank stock               11,920     11,420      9,683
                                         --------   --------   --------

Total securities                         $657,205   $582,964   $534,713
                                         ========   ========   ========

The following table sets forth the maturity distribution of debt securities (excluding mortgage-backed securities) at carrying value, with related weighted average yields:

                                                   At December 31, 2001
                             --------------------------------------------------------------------
                                         Weighted               Weighted              Weighted
                              Within     Average   Over 1 Year  Average      Over     Average
                              1 Year      Yield    to 5 Years    Yield     5 Years     Yield
                             ---------  ---------  ----------  ---------  ---------  ---------
                                                    (Dollars in thousands)

U.S. Government and
 federal agency               $    --        --%    $ 64,842      4.18%    $13,550      5.27%
Corporate bonds                76,891      6.30      174,640      6.31          --        --
                              -------               --------               -------

                              $76,891      6.30%    $239,482      5.73%    $13,550      5.27%
                              =======               ========               =======

Loan Portfolio

The Company offers a variety of lending products, including fixed-rate and adjustable-rate residential mortgages, equity lines of credit, fixed-rate and adjustable-rate commercial mortgages, construction loans, consumer loans and commercial business loans. As a portfolio lender, the Company generally retains all newly originated loans. From time to time, the Company originates and retains 30-year, fixed-rate residential loans. More frequently, however, the 30-year, fixed-rate residential loan product is generally offered whereby the Bank originates these loans for correspondent banks and collects origination fees therefrom. As mortgage interest rates declined in 2001 to their lowest level in years, the Company has, from time to time, also elected to originate 15-year fixed-rate residential loan products for correspondent banks.

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

Gross loans increased to $682.3 million at December 31, 2001 compared to $675.7 million at December 31, 2000. The modest increase in loans was primarily the result of growth in commercial real estate and equity lines of credit which increased $6.0 million and $3.6 million, respectively. The growth in such categories was partially offset by the contraction in the other loan segments. Residential real estate loans declined as external refinances and the origination of 15 and 30 year fixed rate loans for correspondents offset record volume generation in 2001. The Company expects continued intense competition for loans within its geographic region. Within this framework, management continues its marketing efforts for loans.

The following table shows the composition of the loan portfolio by type of loan:

                                                                 At December 31,
                                            ---------------------------------------------------------
                                               2001       2000        1999        1998         1997
                                            --------    --------    --------    --------     --------
                                                                  (In thousands)

Commercial loans                            $ 17,954    $ 17,219    $ 18,124    $ 17,358     $ 14,941
Loans secured by real estate:
    Residential                              487,331     487,964     465,618     421,685      389,863
    Construction loans, net of unadvanced
        funds                                 17,228      19,913      13,504      13,073       11,278
    Commercial                               130,207     124,201     112,050     109,561      124,094
    Second mortgages                             444         699         774       1,111        1,539
    Equity lines of credit                    25,199      21,609      19,394      20,606       22,146
Consumer loans                                 2,652       2,925       2,912       3,145(1)    12,931
                                            --------    --------    --------    --------     --------
                                             681,015     674,530     632,376     586,539      576,792
Net deferred loan origination costs            1,248       1,167       1,154       1,002          785
Allowance for loan losses                     (7,080)     (6,950)     (6,779)     (6,876)      (6,733)
                                            --------    --------    --------    --------     --------

                    Loans, net              $675,183    $668,747    $626,751    $580,665     $570,844
                                            ========    ========    ========    ========     ========

(1) The Bank sold $11.0 million of education loans in 1998 thereby exiting this business due to profitability concerns.

The following table presents the maturity distribution of commercial and construction loans at December 31, 2001:

                                                    Maturities
                                ------------------------------------------------
                                 1 Year      Over 1 Year      Over
                                 or Less     to 5 Years      5 Years      Total
                                ---------    -----------    ---------   --------
                                                  (In thousands)

Commercial loans                 $13,760       $3,263        $  931     $17,954
Construction loans                 7,217        1,144         8,867      17,228

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

Commercial loans with maturities of over one year are subject to interest rate adjustment or maturity according to the following schedule:

                                         Scheduled Maturity or Rate Adjustment
                                        ---------------------------------------
                                         Over 1 Year      Over
                                         to 5 Years     5 Years        Total
                                        ------------   ----------    ----------
                                                    (In thousands)

Predetermined rates                         $2,389         $ --        $2,389
Adjustable rates                               874          931         1,805
                                            ------         ----        ------

                                            $3,263         $931        $4,194
                                            ======         ====        ======

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

                                                                          At December 31,
                                                         --------------------------------------------------
                                                           2001      2000       1999       1998      1997
                                                         -------   -------    -------    -------   -------
                                                                         (In thousands)

Impaired loans accounted for on a non-accrual basis       $975     $1,047     $2,482     $1,766     $1,726
Other loans accounted for on a non-accrual basis             1         --         18         47         --
Foreclosed real estate                                      --                    --        119         48
                                                          ----     ------     ------     ------     ------

                                                          $976     $1,047     $2,500     $1,932     $1,774
                                                          ====     ======     ======     ======     ======

For non-accrual loans at December 31, 2001, gross interest income of $289,000 would have been recorded during the year had the loans remained current in accordance with original terms. The amount of interest income on such loans that was included in net income for the period was $260,000.

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

Quarterly reviews of the loan portfolio are performed to identify loans for which specific allowance allocations are considered prudent. The Bank also engages an independent third party to review and ascertain the underlying quality of targeted portfolio segments, three times a year, to support a comprehensive analysis of the overall portfolio. These review processes identify weaknesses as well as improvements in lending relationships since the last review. Management utilizes the results in its evaluation of the adequacy of its allowance for loan losses. Specific allocations include the results of measuring impaired loans under SFAS No. 114. General risk allocations are determined by formula whereby the loan portfolio is stratified by loan type and by risk rating category. Loss factors are then applied to each category based on various considerations including historical loss experience, delinquency trends, and current economic conditions. Any remaining unallocated portion is reviewed for adequacy in relation to the overall loan portfolio and in recognition of estimates inherent in the calculation methodology.

An analysis of the allowance for loan losses is presented in the following table:

                                                                        Years Ended December 31,
                                                         ------------------------------------------------------
                                                           2001       2000        1999        1998       1997
                                                         --------   --------    --------    --------   --------
                                                                             (In thousands)

Allowance for loan losses, beginning of year             $6,950      $6,779      $6,876      $6,733      $7,231
                                                         ------      ------      ------      ------      ------
Loans charged-off --- Residential real estate               (13)        (20)         (2)        (24)        (38)
                  --- Commercial real estate                 --          (5)        (16)         --        (720)
                  --- Consumer                              (65)        (28)        (25)        (33)        (42)
                  --- Commercial                             --          (6)       (121)       (108)        (31)
Recoveries        --- Residential real estate                38          36          11          20          26
                  --- Commercial real estate                 14           7          24         204         147
                  --- Consumer                                5          10          19           9          25
                  --- Commercial                              1           2          13          --          10
                                                         ------      ------      ------      ------      ------
Net recoveries (charge-offs)                                (20)         (4)        (97)         68        (623)
                                                         ------      ------      ------      ------      ------
Provision for loan losses, charged to operations            150         175          --          75         125
                                                         ------      ------      ------      ------      ------
Allowance for loan losses, end of year                   $7,080      $6,950      $6,779      $6,876      $6,733
                                                         ======      ======      ======      ======      ======

Ratio of net charge-offs (recoveries) to average loans     0.00%       0.00%       0.02%      (0.01)%      0.11%
                                                         ======      ======      ======      ======      ======

An analysis of the allocation of the allowance for loan losses is presented in the following table:

                                                                 At December 31,
                          --------------------------------------------------------------------------------------------
                                2001              2000                1999               1998               1997
                          ----------------   ----------------   ----------------   ----------------   ----------------
                                    Percent           Percent            Percent            Percent            Percent
                                   of Loans          of Loans           of Loans           of Loans           of Loans
                                   to Total          to Total           to Total           to Total           to Total
                           Amount    Loans   Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans
                           ------  --------  ------  --------   ------  --------   ------  --------   ------  --------
                                                             (Dollars in thousands)
Residential real estate   $2,133    75.32%   $2,002    75.66%   $1,858    76.86%   $1,683    75.64%   $1,067    71.73%
Commercial real estate     4,222    19.12     4,179    18.41     4,121    17.69     4,433    18.65     5,220    21.49
Construction                 360     2.53       398     2.95       270     2.13       261     2.22       169     1.95
Consumer                      38     0.39        44     0.43        41     0.46        42     0.54        48     2.24
Commercial                   327     2.64       327     2.55       489     2.86       457     2.95       229     2.59
                          ------   ------    ------   ------    ------   ------    ------   ------    ------   ------

Total                     $7,080   100.00%   $6,950   100.00%   $6,779   100.00%   $6,876   100.00%   $6,733   100.00%
                          ======   ======    ======   ======    ======   ======    ======   ======    ======   ======

While management considers the allowance for loan losses to be adequate at December 31, 2001, there is no assurance that additional charge-offs and provisions will not be necessary in 2002. The unallocated allowance component has been allocated principally to commercial real estate for purposes of the above presentation. The provision for loan losses during 2002 will depend primarily on market conditions and the Bank's actual experience.

Loan Concentrations

Other than the focus of the Bank's lending activities to its market area, the Bank does not have a concentration of loans exceeding 10% of total loans at the end of 2001.

Deposits

Deposits historically have been the Bank's primary source of funds. The Bank offers a wide variety of deposit products to attract both short-term and long-term deposits from individuals, partnerships and corporations, non-profits and municipalities. Deposit products include regular savings accounts, NOW accounts, money market deposit accounts, individual retirement accounts, term certificates, and retail and commercial demand deposit accounts. The Bank also solicits corporate and municipal deposits.

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

Total deposits increased $120.1 million, or 12.3%, to $1.1 billion at December 31, 2001 from $975.9 million at December 31, 2000. With the equities market in a second year of decline and a lower interest rate environment, the Bank's Combo savings account provided a safe haven and a competitive rate. Combo savings increased $113.5 million or 87.9% from $129.1 million at December 31, 2000 to a level of $242.5 million at December 31, 2001. As retail customers continue to seek alternative banking relationships in a consolidating market, demand deposits increased $11.5 million or 18.2%, when compared to the prior year. The growth in money market deposits and decline in term certificates of $100,000 or more can be explained primarily by the shift in the mix of municipal accounts even as municipal deposit balances remained relatively unchanged year-over-year. The decrease in other term certificates is a reflection of customers shifting to the Combo savings account seeking liquidity and higher rates in a declining rate environment.

At December 31, 2001, term certificates of deposit having balances of $100,000 or more, by maturity, are as follows:

                                  At December 31, 2001
         ----------------------------------------------------------------------
          3 Months     Over 3 Months   Over 6 Months       Over
          or Less      to 6 Months     to 12 Months      12 Months      Total
         ----------   -------------   --------------    -----------   ---------
                                      (In thousands)

           $29,332        $8,868         $17,182          $29,076      $84,458

Borrowed Funds

The Bank is a voluntary member of the FHLBB. As such, the Bank may borrow up to the amount of its qualified collateral, as defined by the FHLBB.

The Bank has selectively borrowed long-term funds from the FHLBB to fund large commercial real estate loans in addition to purchases of mortgage-backed securities. Short-term borrowings are generally used to meet the Bank's daily liquidity needs. The Bank may also enter into repurchase or reverse repurchase agreements with a number of authorized brokers as an alternative source of funds. Securities sold under agreements to repurchase are borrowings that mature within one year and are secured by U.S. government obligations. Total borrowed funds decreased to $200.3 million at December 31, 2001 from $223.8 million at December 31, 2000.

The following table presents information pertaining to the Bank's short-term borrowings:

                                                          At December 31,
                                                  ------------------------------
                                                    2001       2000       1999
                                                  --------   --------   --------
                                                      (Dollars in thousands)

FHLBB advances                                    $10,000    $20,000    $45,000
Federal Reserve Bank of Boston advances               206        443        844
Securities sold under agreements to repurchase         --         --     21,227
                                                  -------    -------    -------
    Total short-term borrowings                   $10,206    $20,443    $67,071
                                                  =======    =======    =======

Weighted average rate at year end                    5.04%      6.53%      5.35%
Average balance of short-term borrowings during
    the year                                      $17,845    $37,441    $48,265
Weighted average rate paid on short-term
    borrowings during the year                       5.48%      6.17%      5.07%
Maximum amount outstanding at any month-end
    during the year                               $30,389    $66,480    $75,991

Stockholders' Equity

Stockholders' equity to total assets was 7.90% at December 31, 2001, compared to 8.01% at December 31, 2000. Stockholders' equity at December 31, 2001 and 2000 exceeded all regulatory requirements. Book value at December 31, 2001 was $14.43 per share, compared with $12.89 per share at December 31, 2000. (See "Liquidity and Capital Resources.")

                              RESULTS OF OPERATIONS
General

In 2001, the Company reported consolidated net income of $13.8 million or $1.76 per share (basic), as compared to net income of $13.8 million or $1.69 per share in 2000, and net income of $12.7 million or $1.51 per share in 1999. Diluted earnings per share were $1.72, $1.64, and $1.44 for 2001, 2000 and 1999, respectively. Consolidated net income in 2001 increased .1% over 2000 and consolidated net income in 2000 increased 8.8% over 1999. Diluted earnings per share in 2001 increased 4.9% over 2000, and diluted earnings per share in 2000 increased 13.9% over 1999. The Company's return on average assets was 1.02% for 2001, as compared to 1.09% in 2000 and 1.07% in 1999. The return on average equity decreased to 12.81% in 2001 from 15.06% in 2000 and 13.52% in 1999.

Net Interest Income

The Company's most integral challenge is managing net interest income through various interest rate environments. In 2000, rates increased in the first half and the yield curve inverted during the second half. In 2001, as the economy slowed, the Federal Reserve Bank lowered the overnight federal funds target rate an unprecedented total of eleven times for a 475 basis point decline from 6.50% to 1.75% at December 31, 2001. During such periods of volatile changes in rates, management continues to focus on managing its net interest margin by the constant monitoring of its mix of earning assets and paying liabilities and the interest yields and costs thereon.

As detailed in the following "Rate/Volume Analysis (RVA)" and "Distribution of Assets and Liabilities (DAL)" schedules, the Bank has improved its net interest income principally through its ability to constantly grow its average earning asset volumes, even as the net yield on average earning assets has declined.

The Company reported net interest income of $37.8 million in 2001, an increase of $1.7 million or 4.6% from 2000. Net interest income in 2001, as compared to 2000, increased $2.4 million due to changes in volume, while changes in rate created a negative affect of $675,000.

In 2000, net interest income was $36.1 million, an increase of $1.4 million or 4.0% from the 1999 level. The improvement in net interest income in 2000, as compared to 1999, can be similarly explained by the favorable changes in volume partially offset by the changes in rate of $2.4 million and $1.0 million, respectively.

Interest and Dividend Income

Interest and dividend income totaled $88.9 million for 2001, an increase of $2.8 million or 3.3% from 2000. Interest and dividend income totaled $86.1 million for 2000, an increase of $8.2 million or 10.5% from 1999.

The $2.8 million increase in interest and dividend income in 2001 can be accounted for by growth in the average volume of earning assets. Average earning assets increased from $1.23 billion for 2000 to $1.31 billion in 2001 and the change in volume provided $4.4 million of interest income as detailed in the RVA schedule. With the exception of mortgage-backed securities, which essentially remained level, the DAL schedule shows that the average balance of each category of earning assets increased year over year. The contribution from changes in volume were partially offset by the changes in rate of $1.6 million as yields declined on total average earning assets from 6.98% in 2000 to 6.78% in 2001.

Increases in interest and dividend income of $8.2 million in 2000, as compared to 1999, is accounted for by growth in the average volume of earning assets and an increase in yield on average earning assets. The DAL schedule shows average earning asset volumes and rates increased from 1999 to 2000 from $1.15 billion and 6.78% to $1.23 billion and 6.98%, respectively. As detailed in the RVA schedule, the change in volume and rate provided increases of $6.1 million and $2.1 million, respectively.

Interest Expense

Interest expense totaled $51.1 million for 2001, an increase of $1.2 million or 2.3% from 2000. Interest expense totaled $49.9 million for 2000, an increase of $6.8 million or 15.8% from 1999.

The $1.2 million increase in interest expense when comparing 2001 to 2000 can be explained by the growth in total interest-bearing liabilities. Total average interest-bearing liabilities increased from $1.11 billion in 2000 to $1.18 billion in 2001 or $67.4 million. The growth in volume accounts for interest expense increasing $2.1 million while lower average rates paid decreased interest expense by $906,000. Although the volumes of the various categories of interest-bearing liabilities have changed, it is the Bank's Combo savings that primarily accounts for the increase. The lower rates paid on interest-bearing liabilities reflects the Federal Reserve Bank's interest rate policies during 2001.

Interest expense was $49.9 million in 2000 compared to $43.1 million in 1999. The increase in interest expense in 2000 is primarily attributable to increases in both volume and rates on interest-bearing liabilities. In 2000, average interest-bearing deposits increased $40.7 million and rates increased from 3.85% to 4.09%. The average balance of borrowings increased $30.9 million and the rates paid increased from 5.53% to 6.14%.

Rate/Volume Analysis

The following table presents, for the periods indicated, changes in interest and dividend income and changes in interest expense attributable to changes in interest rates and volumes of interest-bearing assets and liabilities. Changes attributable to both rate and volume have been allocated proportionally to the two categories.

                                            2001 Compared to 2000         2000 Compared to 1999
                                             Increase (Decrease)           Increase (Decrease)
                                         --------------------------    --------------------------
                                         Volume      Rate     Total    Volume      Rate     Total
                                         ------      ----     -----    ------      ----     -----
                                                              (In thousands)
INTEREST AND DIVIDEND INCOME
    Short-term investments              $   911   $  (261)  $   650    $   --    $   85    $   85
    Mortgage-backed securities                1     2,708     2,709       (52)      289       237
    Other securities                      2,005    (2,502)     (497)    1,916       958     2,874
    Loans                                 1,503    (1,526)      (23)    4,218       787     5,005
                                        -------   -------   -------    ------    ------    ------

    Total interest and dividend income    4,420    (1,581)    2,839     6,082     2,119     8,201
                                        -------   -------   -------    ------    ------    ------

INTEREST EXPENSE
    NOW deposits                             11       (22)      (11)       (7)        8         1
    Savings deposits and MMDA             2,116      (495)    1,621       525       482     1,007
    Term certificates                        17      (191)     (174)    1,302     1,462     2,764
    Short-term borrowings                (1,097)     (233)   (1,330)     (609)      472      (137)
    Long-term debt                        1,018        35     1,053     2,520       650     3,170
                                        -------   -------   -------    ------    ------    ------

    Total interest expense                2,065      (906)    1,159     3,731     3,074     6,805
                                        -------   -------   -------    ------    ------    ------

        Net interest income             $ 2,355   $  (675)  $ 1,680    $2,351    $ (955)   $1,396
                                        =======   =======   =======    ======    ======    ======

Distribution of Assets and Liabilities; Interest Rates and Interest Differential

The following presents an analysis of average yields earned and rates paid for the years indicated. Average balances are computed using daily averages except for average stockholders' equity for which month-end balances are used.

Years Ended                                 December 31, 2001                December 31, 2000               December 31, 1999
--------------------------------------------------------------------  -------------------------------  -----------------------------
                                                 Interest    Average               Interest   Average              Interest  Average
                                      Average     Earned/     Yield/    Average     Earned/    Yield/    Average    Earned/   Yield/
                                      Balance      Paid       Rate      Balance      Paid       Rate     Balance     Paid      Rate
                                    ----------   --------    -------  ----------   --------   -------  ----------  --------  -------
                                                                          (Dollars in thousands)
ASSETS
    Earning assets:
        Short-term investments      $   31,302   $  1,066     3.41%   $    6,719    $   416    6.19%   $    6,696   $   331    4.94%
        Mortgage-backed
            securities                 234,064     17,185     7.34       234,064     14,476    6.18       234,928    14,239    6.06
        Other securities               368,205     20,614     5.60       334,647     21,111    6.31       303,784    18,237    6.00
        Loans (a)                      678,102     50,024     7.38       658,041     50,047    7.61       602,429    45,042    7.48
------------------------------------------------------------------------------------------------------------------------------------

    Total earning assets             1,311,673     88,889     6.78     1,233,471     86,050    6.98     1,147,837    77,849    6.78

    Other assets                        45,487         --       --        30,485         --      --        39,696        --      --
------------------------------------------------------------------------------------------------------------------------------------

    Total assets                    $1,357,160         --       --    $1,263,956         --      --    $1,187,533        --      --
====================================================================================================================================

LIABILITIES AND
    STOCKHOLDERS' EQUITY
    Interest-bearing liabilities:
        NOW deposits                $   61,548    $   333     0.54%   $   59,674    $   344    0.58%   $   60,931   $   343    0.56%
        Savings deposits and MMDA      460,147     14,168     3.08       391,883     12,547    3.20       375,169    11,540    3.08
        Term certificates              441,075     23,458     5.32       440,761     23,632    5.36       415,643    20,868    5.02
        Short-term borrowings           17,845        979     5.48        37,441      2,309    6.17        48,265     2,446    5.07
        Long-term debt                 197,312     12,135     6.15       180,747     11,082    6.13       139,034     7,912    5.69
------------------------------------------------------------------------------------------------------------------------------------

    Total interest-bearing
    liabilities                      1,177,927     51,073     4.34     1,110,506     49,914    4.49     1,039,042    43,109    4.15

    Demand deposits                     65,947         --       --        55,244         --      --        47,409        --      --

    Other liabilities                    5,750         --       --         6,768         --      --         7,479        --      --

    Stockholders' equity               107,536         --       --        91,438         --      --        93,603        --      --
------------------------------------------------------------------------------------------------------------------------------------

    Total liabilities and
        stockholders' equity        $1,357,160         --       --    $1,263,956         --      --    $1,187,533        --      --
====================================================================================================================================

Net interest income                               $37,816                           $36,136                         $34,740

Weighted average rate spread (b)                              2.44%                            2.49%                           2.63%
Net yield on average earning assets (c)                       2.88%                            2.93%                           3.03%
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

The Bank recorded a provision for loan losses of $150,000 and $175,000 for the years ended 2001 and 2000, respectively, while no provision was recorded for 1999. The provision for loan losses is primarily based upon growth, changes in mix and risk levels of non-performing loans in the loan portfolio. Credit quality of the Bank's loan portfolio remains strong as gross loans charged-off were $78,000 in 2001, $59,000 in 2000 and $164,000 in 1999 or less than 0.03% of average loans in each of the three years.

Growth in total loans over the past three years of $94.5 million has come primarily from residential real estate, commercial and construction real estate and equity lines of credit of $65.6 million, $24.8 million and $4.6 million, respectively. Applying general risk allocations to the growth in each of these loan categories has modestly increased the level of allowance for loan losses over the period. While management considers the allowance for loan losses to be adequate at December 31, 2001, there is no assurance that additional charge-offs and provisions will not be necessary in 2002. The provision for loan losses during 2002 will depend primarily on market conditions and the Bank's actual experience.

Other Income

Total other income amounted to $5.5 million in 2001, down $1.2 million or 18.0% from $6.8 million in 2000. When comparing 2001 with 2000, changes in net gain
(loss) on sales of securities of $3.2 million and improvement in both customer service fees and miscellaneous income of $435,000 increased other income by $3.6 million. However, the increase in these other income categories did not offset the $4.8 million gain from the termination of the defined benefit plan recorded in 2000.

The $2.5 million increase in other income when comparing year 2000 with 1999 can primarily be accounted for by the recognition of a $4.8 million gain from the termination of the defined benefit plan in 2000 partially offset by the $2.6 million decrease in net gain (loss) on sales of securities. The Company recorded a net loss on sales of securities of $1.0 million in 2000 as compared to a net gain on sales of securities of $1.5 million in 1999. The net loss on sales of securities in 2000 is reflective of a portfolio restructuring, whereby securities totaling $40.2 million and yielding 5.02% were sold and the proceeds were reinvested in securities yielding approximately 7.0%.

Operating Expenses

Operating expenses totaled $21.7 million for 2001, increasing $1.7 million or 8.5% year over year. Approximately 66% of the overall increase is related to the increase in salaries and employee benefits which increased $1.1 million or 10.0%. Much of the increase in this expense category is related to staffing costs associated with de-novo branching, salary increases, and rising insurance costs of employee benefits. The Bank's de-novo branching strategy has also increased its costs relative to occupancy and equipment expenses by $349,000 and data processing by $237,000 from 2000 to 2001.

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

Provision for Income Taxes

The Bank's effective tax rate for the year ended December 31, 2001 was 36.0% as compared with 39.4% and 35.6% for 2000 and 1999, respectively. The effective tax rates exceeded the statutory federal tax rate of 35.0% (for taxable income exceeding $10.0 million) due to state taxes, and in 2000, due principally to a tax of $639,000 related to the pension plan settlement.

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

                         LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of funds are customer deposits, amortization and payoff of existing loan principal, and sales or maturities of various securities. The Bank is a voluntary member of the FHLBB and, as such, may take advantage of the FHLBB's borrowing programs to enhance liquidity and leverage its favorable capital position. The Bank also may draw on lines of credit at the FHLBB and a large commercial bank or enter into repurchase or reverse repurchase agreements with authorized brokers. These various sources of liquidity are used to fund withdrawals, new loans, and investments.

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

Maturities and sales of securities provide significant liquidity to the Bank. The Bank's policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. In 2001, cash flow from maturities of securities was $73.8 million and proceeds from sales of securities totaled $103.7 million, compared to maturities of securities of $70.0 million and proceeds from sales of securities of $55.2 million in 2000. Principal payments on mortgage-backed securities in 2001 and 2000 totaled $71.4 million and $32.4 million, respectively. Purchases of securities during 2001 and 2000 totaled $312.7 million and $190.9 million, respectively. These purchases consisted primarily of short-term debt instruments. During periods of high interest rates or active mortgage origination, maturities in the bond portfolio have provided significant liquidity to the Bank, generally at a lower cost than borrowings.

Amortization and pay-offs of the loan portfolio contribute significant liquidity to the Bank. Traditionally, amortization and pay-offs are reinvested into loans. Excess liquidity is invested in short-term debt instruments.

The Bank has also used borrowed funds as a source of liquidity. At December 31, 2001, the Bank's outstanding borrowings from the FHLBB were $200.1 million. The Bank also utilizes repurchase agreements to fund loan purchases or to leverage the balance sheet. At December 31, 2001, there were no securities sold under agreements to repurchase.

Residential and commercial mortgage loan originations for 2001, 2000 and 1999 totaled $117.6 million, $139.2 million and $147.9 million, respectively. Commitments to originate commercial and residential real estate mortgages at December 31, 2001 were $21.5 million, excluding unadvanced construction funds totaling $9.6 million. Unadvanced funds on equity and commercial lines of credit aggregated $38.9 million at December 31, 2001. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

The Bank's capital position (total stockholders' equity) was $111.6 million, or 7.90% of total assets at December 31, 2001, compared with $105.0 million, or 8.01% of total assets at December 31, 2000. In 2001, the Company completed 5% and 100,000 share stock repurchase plans. A total of 500,048 shares of common stock were repurchased. In addition, the Company recently announced another stock repurchase plan of up to 300,000 outstanding shares.

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

The following table presents, as of December 31, 2001, interest-rate sensitive assets and liabilities categorized by expected maturity and weighted average rate. Expected maturities are contractual maturities adjusted for amortization and prepayments of principal. For adjustable-rate instruments, contractual maturity is deemed to be the earliest possible interest rate adjustment date.


(Dollars in thousands)            0-1 yr.       1-2 yrs.      2-3 yrs.      3-4 yrs.      4-5 yrs.      5+ yrs.       Total
                                 ----------    ----------    ----------    ----------    ----------    ---------   -----------

Rate-sensitive assets:
    Short-term investments        $ 28,280      $     --      $     --      $     --      $     --     $     --    $   28,280
                                      1.54%
    Mortgage-backed investments    152,311        65,642        35,456         9,694         4,068       38,290       305,461
                                      5.91%         6.04%         6.04%         6.04%         6.04%        6.04%
    Other investment securities     76,891       118,059        44,695        64,030        12,698       13,500       329,873
                                      6.29%         6.06%         5.68%         5.38%         5.62%        5.30%
    Adjustable-rate mortgages      167,198        76,599        70,994        40,173        66,902       22,224       444,090
                                      6.88%         7.28%         7.02%         7.55%         6.84%        6.81%
    Fixed-rate mortgages            27,513        22,355        21,617        19,618        21,835      103,632       216,570
                                      7.35%         7.11%         7.09%         7.03%         7.04%        7.03%
    All other loans                 17,889         1,335         1,135           197            70           --        20,626
                                      6.20%        10.05%         9.11%        10.48%         8.41%
------------------------------------------------------------------------------------------------------------------------------

Total rate-sensitive assets        470,082       283,990       173,897       133,712       105,573      177,646     1,344,900
------------------------------------------------------------------------------------------------------------------------------

Rate-sensitive liabilities:
    NOW accounts                     1,031        31,828        31,827            --            --           --        64,686
                                      0.66%         0.49%         0.49%
    Savings accounts               111,445       111,445       111,445       111,446            --           --       445,781
                                      2.70%         2.70%         2.70%         2.70%
    Money market accounts           21,562        21,562        21,562        21,564            --           --        86,250
                                      2.18%         2.18%         2.18%         2.18%
    Term certificates              258,940       127,351        27,101         5,369         5,816           51       424,628
                                      4.33%         4.71%         4.67%         6.09%         4.72%        5.67%
    Borrowings                      80,206        87,500        16,600        10,975         5,000           --       200,281
                                      6.26%         5.37%         4.25%         4.11%         4.69%
------------------------------------------------------------------------------------------------------------------------------

Total rate-sensitive liabilities   473,184       379,686       208,535       149,354        10,816           51     1,221,626
------------------------------------------------------------------------------------------------------------------------------

The prepayment experience reflected is based on the Bank's historical experience. Based on the Bank's experience, partial or full payment prior to contractual maturity can be expected and is reflected. Loans and mortgage-backed securities reflect regular amortization of principal and pre-payment estimates. When adjustable-rate loans reprice at the rate adjustment date, they are generally indexed to the one-, three-, or five-year Treasury rate with an average spread of 275 basis points, with average period caps of 2.0% and lifetime caps of 6.0%. The table does not include loans which have been placed on non-accrual status.

Assets and liabilities that immediately reprice are placed in the 0-1 year column. These financial instruments do not have a contractual maturity date. Although NOW, savings and money market deposit accounts are subject to immediate repricing or withdrawal, based on the Bank's history, management considers these liabilities to have longer lives and less interest rate sensitivity than term certificates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page

Independent Auditors' Report..................................................25

Consolidated Balance Sheets at December 31, 2001 and 2000.....................26

Consolidated Statements of Income for the
        Years Ended December 31, 2001, 2000 and 1999..........................27

Consolidated Statements of Changes in Stockholders' Equity for the
        Years Ended December 31, 2001, 2000 and 1999..........................28

Consolidated Statements of Cash Flows for the
        Years Ended December 31, 2001, 2000 and 1999.......................29-30

Notes to Consolidated Financial Statements.................................31-55

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Medford Bancorp, Inc.:

We have audited the consolidated balance sheets of Medford Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medford Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Boston, Massachusetts
January 16, 2002

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                       ------------------------
                                                          2001          2000
                                                       ---------     ----------
                                                                (In thousands)
ASSETS
Cash and due from banks                                $   18,210    $   16,905
Interest-bearing deposits                                  28,280         5,353
                                                       ----------    ----------
           Cash and cash equivalents                       46,490        22,258

Securities available for sale                             588,263       528,690
Securities held to maturity                                57,022        42,854
Federal Home Loan Bank of Boston stock, at cost            11,920        11,420
Loans                                                     682,263       675,697
    Less allowance for loan losses                         (7,080)       (6,950)
                                                       ----------    ----------
           Loans, net                                     675,183       668,747
                                                       ----------    ----------

Banking premises and equipment, net                        11,578        10,884
Accrued interest receivable                                 9,596        10,211
Intangible assets                                           1,532         2,588
Other assets                                               11,187        12,038
                                                       ----------    ----------

           Total assets                                $1,412,771    $1,309,690
                                                       ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                               $1,095,947    $  975,857
Short-term borrowings                                      10,206        20,443
Long-term debt                                            190,075       203,400
Accrued taxes and expenses                                  2,338         2,278
Other liabilities                                           2,640         2,747
                                                       ----------    ----------
           Total liabilities                            1,301,206     1,204,725
                                                       ----------    ----------

Commitments and contingencies (Notes 4 and 9)

Stockholders' equity:
    Serial preferred stock, $.50 par value, 5,000,000
        shares authorized; none issued                         --            --
    Common stock, 15,000,000 shares authorized; $.50
        par value, 9,122,596 shares issued                  4,561         4,561
    Additional paid-in capital                             21,985        22,705
    Retained earnings                                     104,275        94,697
    Treasury stock, at cost (1,388,948 and 980,048
        shares, respectively)                             (24,883)      (17,422)
    Shares held in rabbi trust, at cost                     1,167         1,071
    Deferred compensation obligation                       (1,167)       (1,071)
    Accumulated other comprehensive income                  5,627           424
                                                       ----------    ----------
           Total stockholders' equity                     111,565       104,965
                                                       ----------    ----------

           Total liabilities and stockholders' equity  $1,412,771    $1,309,690
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          Years Ended December 31,
                                                       -----------------------------
                                                         2001       2000       1999
                                                       -------    -------     ------
                                                    (In thousands, except per share data)
Interest and dividend income:
    Interest and fees on loans                         $50,024   $ 50,047    $45,042
    Interest on debt securities                         37,018     34,686     31,827
    Dividends on equity securities                         781        901        649
    Interest on interest-bearing deposits                1,066        416        331
                                                       -------   --------    -------
               Total interest and dividend income       88,889     86,050     77,849
                                                       -------   --------    -------

Interest expense:
    Interest on deposits                                37,959     36,523     32,751
    Interest on short-term borrowings                      979      2,309      2,446
    Interest on long-term debt                          12,135     11,082      7,912
                                                       -------   --------    -------
               Total interest expense                   51,073     49,914     43,109
                                                       -------   --------    -------

Net interest income                                     37,816     36,136     34,740
Provision for loan losses                                  150        175         --
                                                       -------   --------    -------
Net interest income, after provision for loan losses    37,666     35,961     34,740
                                                       -------   --------    -------

Other income:
    Customer service fees                                2,285      1,968      1,851
    Gain (loss) on sales of securities, net              2,121     (1,031)     1,522
    Pension plan curtailment and settlement gains           --      4,799         --
    Miscellaneous                                        1,132      1,014        829
                                                       -------   --------    -------
               Total other income                        5,538      6,750      4,202
                                                       -------   --------    -------

Operating expenses:
    Salaries and employee benefits                      12,181     11,069     10,673
    Occupancy and equipment                              2,960      2,611      2,488
    Data processing                                      1,790      1,553      1,512
    Professional fees                                      421        497        657
    Amortization of intangibles                          1,056      1,091      1,128
    Advertising and marketing                              610        690        654
    Other general and administrative                     2,665      2,480      2,189
                                                       -------   --------    -------
               Total operating expenses                 21,683     19,991     19,301
                                                       -------   --------    -------

Income before income taxes                              21,521     22,720     19,641

Provision for income taxes                               7,743      8,951      6,990
                                                       -------   --------    -------

Net income                                             $13,778   $ 13,769    $12,651
                                                       =======   ========    =======

Weighted average shares outstanding:
    Basic                                                7,814      8,139      8,393
                                                       =======   ========    =======
    Diluted                                              8,014      8,395      8,775
                                                       =======   ========    =======

Earnings per share:
    Basic                                              $  1.76   $   1.69    $  1.51
                                                       =======   ========    =======
    Diluted                                            $  1.72   $   1.64    $  1.44
                                                       =======   ========    =======

See accompanying notes to consolidated financial statements.

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2001, 2000 and 1999

                                                                                                            Accumulated
                                               Common Stock   Additional                  Treasury Stock        Other
                                             ---------------   Paid-In     Retained     ------------------  Comprehensive
                                             Shares  Dollars   Capital     Earnings     Shares    Dollars   Income (Loss)   Total
                                             ------  -------   --------    ---------    ------    --------  -------------  --------
                                                                              (In thousands)

Balance at December 31, 1998                  9,123   $4,561    $26,389     $ 76,770      (413)   $ (8,511)   $  3,058     $102,267
                                                                                                                           --------

Comprehensive income:
    Net income                                   --       --         --       12,651        --          --          --       12,651
    Change in net unrealized gain (loss)
        on securities available for sale,
        net of reclassification
        adjustment and tax effects               --       --         --           --        --          --     (12,463)     (12,463)
                                                                                                                           --------
            Total comprehensive income                                                                                          188
                                                                                                                           --------
Cash dividends declared ($.51 per share)         --       --         --       (4,268)       --          --          --       (4,268)
Repurchase of treasury stock                     --       --         --           --      (425)     (7,689)         --       (7,689)
Issuance of common stock under option plan       --       --     (1,550)          --        99       1,922          --          372
                                             ------   ------   --------    ---------    ------    --------    --------     --------

Balance at December 31, 1999                  9,123    4,561     24,839       85,153      (739)    (14,278)     (9,405)      90,870
                                                                                                                           --------

Comprehensive income:
    Net income                                   --       --         --       13,769        --          --          --       13,769
    Change in net unrealized gain (loss)
        on securities available for sale,
        net of reclassification
        adjustment and tax effects               --       --         --           --        --          --       9,829        9,829
                                                                                                                           --------
            Total comprehensive income                                                                                       23,598
                                                                                                                           --------
Cash dividends declared ($.52 per share)         --       --         --       (4,225)       --          --          --       (4,225)
Repurchase of treasury stock                     --       --         --           --      (423)     (6,428)         --       (6,428)
Issuance of common stock under option plan       --       --     (2,790)          --       182       3,284          --          494
Income tax benefits on options exercised         --       --        656           --        --          --          --          656
                                             ------   ------   --------    ---------    ------    --------    --------     --------

Balance at December 31, 2000                  9,123    4,561     22,705       94,697      (980)    (17,422)        424      104,965
                                                                                                                           --------

Comprehensive income:
    Net income                                   --       --         --       13,778        --          --          --       13,778
    Change in net unrealized gain (loss)
        on securities available for sale,
        net of reclassification
        adjustment and tax effects               --       --         --           --        --          --       5,203        5,203
                                                                                                                           --------
            Total comprehensive income                                                                                       18,981
                                                                                                                           --------
Cash dividends declared ($.54 per share)         --       --         --       (4,200)       --          --          --       (4,200)
Repurchase of treasury stock                     --       --         --           --      (500)     (9,078)         --       (9,078)
Issuance of common stock under option plan       --       --       (967)          --        91       1,617          --          650
Income tax benefits on options exercised         --       --        247           --        --          --          --          247
                                             ------   ------   --------    ---------    ------    --------    --------     --------

Balance at December 31, 2001                  9,123   $4,561    $21,985     $104,275    (1,389)   $(24,883)   $  5,627     $111,565
                                             ======   ======   ========    =========    ======    ========    ========     ========

See accompanying notes to consolidated financial statements.

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended December 31,
                                                                               ---------------------------------
                                                                                  2001        2000        1999
                                                                               ---------   ---------   ---------
                                                                                          (In thousands)

Cash flows from operating activities:
    Net income                                                                 $  13,778   $  13,769   $  12,651
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Provision for loan losses                                                  150         175          --
          Depreciation and amortization, net                                       2,812       2,594       3,183
          (Gain) loss on sales of securities,  net                                (2,121)      1,031      (1,522)
          Deferred tax provision (benefit)                                          (241)        448        (100)
          Decrease (increase) in accrued interest receivable and other assets     (1,758)     (1,598)        549
          Increase (decrease) in accrued taxes and expenses
              and other liabilities                                                  585      (1,104)        367
                                                                               ---------   ---------   ---------

                          Net cash provided by operating activities               13,205      15,315      15,128
                                                                               ---------   ---------   ---------

Cash flows from investing activities:
    Activity in securities available for sale:
        Maturities                                                                73,773      64,974      45,250
        Sales                                                                    103,707      55,196     105,440
        Purchases                                                               (280,087)   (144,649)   (259,337)
        Principal amortization of mortgage-backed securities                      53,330      32,369      47,360
    Activity in securities held to maturity:
        Maturities                                                                    --       4,997      21,000
        Purchases                                                                (32,115)    (44,552)         --
        Principal amortization of mortgage-backed securities                      18,102          --          --
    Purchases of Federal Home Loan Bank of Boston stock                             (500)     (1,737)     (2,361)
    Loans originated and purchased, net of amortization and payoffs               (6,961)    (42,358)    (46,460)
    Proceeds from sales of loans                                                      --          --          77
    Proceeds from sales of real estate                                                --          --         431
    Additions to banking premises and equipment, net                              (1,978)       (491)     (1,036)
                                                                               ---------   ---------   ---------

                             Net cash used by investing activities               (72,729)    (76,251)    (89,636)
                                                                               ---------   ---------   ---------

See accompanying notes to consolidated financial statements.

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                                                                          Years Ended December 31,
                                                                     --------------------------------
                                                                        2001        2000       1999
                                                                     ---------   ---------   --------
                                                                                (In thousands)
Cash flows from financing activities:
    Net increase in deposits                                           120,090      64,529     39,626
    Net decrease in short-term borrowings with maturities
        of three months or less                                           (237)    (21,628)   (16,392)
    Proceeds from short-term borrowings with maturities in
        excess of three months                                          15,000      67,166     55,000
    Repayment of short-term borrowings with maturities in
        excess of three months                                         (25,000)    (92,166)   (10,000)
    Proceeds from long-term debt                                       109,675     123,000     67,000
    Repayment of long-term debt                                       (123,000)    (68,253)   (50,000)
    Issuance of common stock                                               650         494        372
    Payments to acquire treasury stock                                  (9,078)     (6,428)    (7,689)
    Cash dividends paid                                                 (4,344)     (4,430)    (4,501)
                                                                     ---------   ---------   --------

             Net cash provided by financing activities                  83,756      62,284     73,416
                                                                     ---------   ---------   --------

Net change in cash and cash equivalents                                 24,232       1,348     (1,092)

Cash and cash equivalents at beginning of year                          22,258      20,910     22,002
                                                                     ---------   ---------   --------

Cash and cash equivalents at end of year                             $  46,490   $  22,258   $ 20,910
                                                                     =========   =========   ========

Supplementary information:
    Interest paid on deposit accounts                                $  38,053   $  36,486   $ 32,413
    Interest paid on borrowed funds                                     13,339      13,207     10,115
    Income taxes paid, net of refunds                                    7,666       8,054      7,285

See accompanying notes to consolidated financial statements.

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2001, 2000 and 1999

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

Business and Operating Segments

The Company is principally engaged in the business of attracting deposits from the general public, originating residential and commercial real estate mortgages and consumer and commercial loans, and investing in securities. The Company is headquartered in Medford, Massachusetts. It has a network of nineteen banking offices located in Medford, Malden, Arlington, Belmont, Burlington, North Reading, Somerville, Tewksbury, Waltham, and Wilmington. The Company's primary market area includes these communities as well as other cities and towns in Middlesex County and the surrounding area north of Boston.

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

Securities

Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reflected at amortized cost. All other marketable securities are classified as "available for sale" and reflected on the consolidated balance sheet at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss, net of related tax effects, in stockholders' equity. Purchase premiums and discounts on debt securities are amortized to earnings by the interest method over the terms of the securities. Declines in the value of securities that are deemed to be other than temporary are reflected in earnings when identified. Gains and losses on disposition of securities are recorded on the trade date and computed by the specific identification method.

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The allowance consists of specific, general and unallocated components. Specific allocations include the results of measuring impaired loans under Statement of Financial Accounting Standards No. 114. General risk allocations are determined by formula whereby the loan portfolio is stratified by loan type and by risk rating category. Loss factors are then applied to each category based on various considerations including historical loss experience, delinquency trends and current economic conditions. Any remaining unallocated portion is reviewed for adequacy in relation to the overall loan portfolio and in recognition of estimates inherent in the calculation methodology.

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Banking Premises and Equipment

Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets.

Intangible Assets

Intangible assets pertaining to core deposits acquired are amortized over 15 years on an accelerated basis, based on the expected run-off of the related deposits. Other intangible assets are amortized by the straight-line method over periods ranging from 10 to 15 years.

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

Pension Plan

The compensation cost of an employee's defined pension benefit is recognized on the net periodic pension cost method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes. The defined benefit plan was terminated effective March 31, 2000.

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

For the years ended December 31, 2001, 2000 and 1999, options applicable to 12,000 shares, 149,000 shares and 62,000 shares, respectively, were anti-dilutive and excluded from the diluted earnings per share computations.

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income/loss.

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                                                  Years Ended December 31,
                                                                              ------------------------------
                                                                                2001       2000       1999
                                                                              --------   --------   --------
                                                                                     (In thousands)

Change in unrealized holding gains (losses) on securities available for sale  $ 10,547   $ 14,992   $(18,877)
Reclassification adjustment for (gains) losses realized in income               (2,121)     1,031     (1,522)
                                                                              --------   --------   --------
Change in net unrealized gains (losses)                                          8,426     16,023    (20,399)
Tax effects                                                                     (3,223)    (6,194)     7,936
                                                                              --------   --------   --------

Net-of-tax amount                                                             $  5,203   $  9,829   $(12,463)
                                                                              ========   ========   ========

Recent Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. In addition, this Statement requires that acquired identifiable intangible assets, as defined, be amortized over their useful lives. Unidentified intangible assets pertaining to acquisitions of banking or thrift institutions, where the fair value of liabilities assumed exceeds the fair value of assets acquired, will continue to be amortized, as such transactions are outside the scope of SFAS. No.142. This Statement is effective for the Company on January 1, 2002. Management does not anticipate that the adoption of these Statements will have a material impact on the consolidated financial statements.

Accounting Change

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

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses at December 31, 2001 and 2000, follows:

                                                                 Gross      Gross
                                                   Amortized  Unrealized  Unrealized    Fair
                  December 31, 2001                   Cost       Gains      Losses      Value
------------------------------------------------   ---------  ----------  ----------   --------
                                                                  (In thousands)

Securities Available for Sale
Debt securities:
    Corporate bonds                                 $251,531    $ 7,760     $  (333)   $258,958
    Mortgage-backed securities                       253,323      2,397        (863)    254,857
    U.S. Government and federal agency                73,458        334        (224)     73,568
                                                    --------    -------     -------    --------
         Total debt securities                       578,312     10,491      (1,420)    587,383
Marketable equity securities                             874         98         (92)        880
                                                    --------    -------     -------    --------

             Total securities available for sale    $579,186    $10,589     $(1,512)   $588,263
                                                    ========    =======     =======    ========

Securities Held to Maturity
    Federal agency obligations                      $  4,884    $   335     $    --    $  5,219
    Mortgage-backed securities                        52,138      1,217         (93)     53,262
                                                    --------    -------     -------    --------

             Total securities held to maturity      $ 57,022    $ 1,552     $   (93)   $ 58,481
                                                    ========    =======     =======    ========

                                                                 Gross      Gross
                                                   Amortized  Unrealized  Unrealized    Fair
                  December 31, 2000                   Cost       Gains      Losses      Value
------------------------------------------------   ---------  ----------  ----------   --------
                                                                   (In thousands)

Securities Available for Sale
Debt securities:
    Corporate bonds                                 $310,165    $2,628     $  (478)    $312,315
    Mortgage-backed securities                       212,589       668      (1,850)     211,407
    Federal agency obligations                         3,000        --          (3)       2,997
                                                    --------    ------     -------     --------
         Total debt securities                       525,754     3,296      (2,331)     526,719
Marketable equity securities                           2,285        81        (395)       1,971
                                                    --------    ------     -------     --------

             Total securities available for sale    $528,039    $3,377     $(2,726)    $528,690
                                                    ========    ======     =======     ========

Securities Held to Maturity
    Federal agency obligations                      $  4,809    $  210     $    --     $  5,019
    Mortgage-backed securities                        38,045       871          --       38,916
                                                    --------    ------     -------     --------

             Total securities held to maturity      $ 42,854    $1,081     $    --     $ 43,935
                                                    ========    ======     =======     ========

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SECURITIES (concluded)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2001 is as follows:

                                 Available for Sale        Held to Maturity
                               ---------------------     -------------------
                               Amortized     Fair        Amortized    Fair
                                  Cost       Value         Cost       Value
                               ---------    --------     ---------   -------
                                               (In thousands)

Within 1 year                   $ 76,891    $ 78,275      $    --    $    --
After 1 year through 5 years     234,598     240,704        4,884      5,219
After 5 years                     13,500      13,547           --         --
                                --------    --------      -------    -------
                                 324,989     332,526        4,884      5,219
Mortgage-backed securities       253,323     254,857       52,138     53,262
                                --------    --------      -------    -------

                                $578,312    $587,383      $57,022    $58,481
                                ========    ========      =======    =======


At December 31, 2001, mortgage-backed securities with an amortized cost of $6,815,000 and a fair value of $6,894,000 have been pledged as collateral for a line of credit and mortgage-backed securities with an amortized cost of $18,812,000 and a fair value of $18,693,000 have been pledged as collateral for a loan and credit agreement. At December 31, 2000, mortgage-backed securities with an amortized cost of $8,063,000 and a fair value of $8,002,000 have been pledged as collateral for a line of credit and mortgage-backed securities with an amortized cost of $22,179,000 and a fair value of $21,851,000 have been pledged as collateral for a loan and credit agreement.

For the years ended December 31, 2001, 2000 and 1999, proceeds from the sales of securities available for sale amounted to $103,707,000, $55,196,000 and $105,440,000, respectively. Gross realized gains amounted to $2,292,000, $3,000 and $1,529,000, respectively. Gross realized losses amounted to $171,000, $1,031,000 and $7,000, respectively. For the year ended December 31, 2000, proceeds from the sales of securities held to maturity that were sold within three months of maturity amounted to $4,997,000. Gross realized losses on these sales amounted to $3,000. These sales have been included in the Statement of Cash Flows as maturities.

Mortgage-backed securities consist of collateralized mortgage obligations and participation certificates guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association.

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. LOANS

A summary of the balances of loans follows:

                                                             December 31,
                                                     --------------------------
                                                        2001             2000
                                                     ---------        ---------
                                                            (In thousands)
Mortgage loans on real estate:
    Residential                                      $ 487,331        $ 487,964
    Commercial                                         130,207          124,201
    Construction                                        17,228           19,913
    Second mortgages                                       444              699
    Equity lines of credit                              25,199           21,609
                                                     ---------        ---------
                                                       660,409          654,386
                                                     ---------        ---------

Other loans:
    Commercial                                          17,954           17,219
    Personal and other                                   2,652            2,925
                                                     ---------        ---------
                                                        20,606           20,144
                                                     ---------        ---------

Net deferred loan origination costs                      1,248            1,167
                                                     ---------        ---------
              Total loans                              682,263          675,697
Less allowance for loan losses                          (7,080)          (6,950)
                                                     ---------        ---------

              Loans, net                             $ 675,183        $ 668,747
                                                     =========        =========

An analysis of the allowance for loan losses follows:

                                                  Years Ended December 31,
                                            -----------------------------------
                                              2001          2000          1999
                                            -------       -------       -------
                                                       (In thousands)

Balance at beginning of year                $ 6,950       $ 6,779       $ 6,876
Provision for loan losses                       150           175            --
Recoveries                                       58            55            67
Loans charged-off                               (78)          (59)         (164)
                                            -------       -------       -------

Balance at end of year                      $ 7,080       $ 6,950       $ 6,779
                                            =======       =======       =======

Impaired loans at December 31, 2001 and 2000 amounted to $976,000 and $1,047,000, respectively, none of which required a corresponding valuation allowance. No additional funds are committed to be advanced in connection with impaired loans.

For the years ended December 31, 2001, 2000 and 1999, the average recorded investment in impaired loans amounted to $1,385,000, $1,593,000 and $2,888,000, respectively. Impaired loans are generally placed on non-accrual status. The Bank recognized interest income on impaired loans, on a cash basis, of $0 in 2001, $6,000 in 2000 and $52,000 in 1999 during the periods that they were impaired.

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of banking premises and equipment follows:

                                                            December 31,
                                                     --------------------------
                                                       2001              2000
                                                     --------          --------
                                                            (In thousands)

Banking Premises:
    Land                                             $  2,068          $  2,068
    Buildings                                          10,875            10,321
Equipment                                               6,182             6,609
                                                     --------          --------
                                                       19,125            18,998
Less accumulated depreciation                          (7,547)           (8,114)
                                                     --------          --------

                                                     $ 11,578          $ 10,884
                                                     ========          ========

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 amounted to $1,284,000, $1,173,000 and $1,174,000, respectively.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2001, pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows:

                        Years Ending
                        December 31,             Amount
                        --------------           ------
                                              (In thousands)

                            2002                 $  425
                            2003                    374
                            2004                    348
                            2005                    145
                            2006                     75
                         Thereafter                  60
                                                 ------

                                                 $1,427
                                                 ======

The leases contain options to extend for periods from one to ten years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2001, 2000 and 1999 amounted to $450,000, $378,000 and $332,000, respectively.

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DEPOSITS

A summary of deposit balances, by type, is as follows:

                                                               December 31,
                                                       -------------------------
                                                          2001           2000
                                                       ----------     ----------
                                                            (In thousands)

Demand                                                 $   74,602     $   63,122
NOW                                                        64,686         65,106
Regular savings                                           445,781        323,298
Money market deposits                                      86,250         65,357
                                                       ----------     ----------
          Total non-certificate accounts                  671,319        516,883
                                                       ----------     ----------

Term certificates ($100,000 or more)                       84,458        101,406
Other term certificates                                   340,170        357,568
                                                       ----------     ----------
          Total term certificates                         424,628        458,974
                                                       ----------     ----------

          Total deposits                               $1,095,947     $  975,857
                                                       ==========     ==========

A summary of term certificate accounts, by maturity, is as follows:

                                     December 31, 2001       December 31, 2000
                                    --------------------    --------------------
                                               Weighted                Weighted
                                               Average                 Average
                                     Amount      Rate        Amount      Rate
                                    ---------  ---------    ---------  ---------
                                              (Dollars in thousands)

Within 1 year                       $258,940      4.33%     $375,579      5.70%
Over 1 year to 3 years               154,452      4.70        72,123      6.03
Over 3 years to 5 years               11,185      5.38        11,165      5.45
Over 5 years                              51      5.67           107      5.30
                                    --------                --------

                                    $424,628      4.50%     $458,974      5.75%
                                    ========                ========

6. SHORT-TERM BORROWINGS

Short-term borrowings consist of the following:

                                              December 31, 2001     December 31, 2000
                                             -------------------   -------------------
                                                        Weighted              Weighted
                                                        Average               Average
                                              Amount      Rate      Amount      Rate
                                             -------   ---------   --------  ---------
                                                      (Dollars in thousands)

Federal Reserve Bank of Boston advances       $   206     1.50%     $   443      6.29%
Federal Home Loan Bank of Boston advances      10,000     5.11       20,000      6.54
                                              -------               -------

                                              $10,206     5.04%     $20,443      6.53%
                                              =======               =======

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. SHORT-TERM BORROWINGS (concluded)

The Federal Home Loan Bank of Boston ("FHLBB") advances mature within four months. The Company also has an available line of credit with the FHLBB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank's total assets. All borrowings from the FHLBB are secured by a blanket lien on qualified collateral, defined principally as 75% of the carrying value of first mortgage loans on owner-occupied residential property.

The Company has a $3,000,000 line of credit (treasury, tax and loan) with the Federal Reserve Bank of Boston ("FRB") at December 31, 2001 and 2000, of which $206,000 and $443,000, respectively, was advanced. The interest rate adjusts weekly and certain mortgage-backed securities have been pledged as collateral for the line of credit at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, the Company also has a loan and credit agreement with the FRB at an interest rate which adjusts daily. Borrowings under the agreement are limited to 95% of the fair value of pledged collateral. Certain mortgage-backed securities have been pledged as collateral for the loan and credit agreement. (See Note 2.)

7. LONG-TERM DEBT

Long-term debt consists of FHLBB advances secured by a blanket lien on qualified collateral (see Note 6), as follows:

                                  December 31, 2001      December 31, 2000
                                 --------------------   -------------------
                                             Weighted              Weighted
                                             Average               Average
   Maturity                       Amount       Rate      Amount      Rate
---------------                  --------    --------   --------   --------
                                           (Dollars in thousands)

     2001                        $     --        --%    $113,000     6.09%
     2002                          70,000      6.50       60,000     6.78
     2003                          87,500      5.37       30,000     6.28
     2004                          16,600      4.25           --       --
     2005                          10,975      4.11          400     5.61
     2006                           5,000      4.69           --       --
                                 --------               --------

                                 $190,075      5.60%    $203,400     6.32%
                                 ========               ========

At December 31, 2001 and 2000, a $400,000 advance maturing in 2005 is callable on a quarterly basis by the FHLBB.

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES

Allocation of the provision for federal and state income taxes between current and deferred portions is as follows:

                                                     Years Ended December 31,
                                                   ---------------------------
                                                     2001      2000      1999
                                                   -------   -------   -------
                                                          (In thousands)

Current tax provision:
    Federal                                        $ 7,513   $ 7,928   $ 6,702
    State                                              471       575       388
                                                   -------   -------   -------
                                                     7,984     8,503     7,090
                                                   -------   -------   -------
Deferred tax provision (benefit):
    Federal                                           (180)      335       (99)
    State                                              (61)      113        (1)
                                                   -------   -------   -------
                                                      (241)      448      (100)
                                                   -------   -------   -------

                                                   $ 7,743   $ 8,951   $ 6,990
                                                   =======   =======   =======

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                      Years Ended December 31,
                                                    ---------------------------
                                                    2001       2000       1999
                                                    ----       ----       ----

Statutory rate                                      35.0%      35.0%      35.0%
Increase (decrease) resulting from:
    State taxes, net of federal tax benefit          1.2        2.0        1.3
    Tax on pension plan settlement                    --        2.8         --
    Other, net                                       (.2)       (.4)       (.7)
                                                    ----       ----       ----

Effective tax rates                                 36.0%      39.4%      35.6%
                                                    ====       ====       ====

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (continued)

The components of the net deferred tax asset, included in other assets, are as follows:

                                                                December 31,
                                                           --------------------
                                                             2001         2000
                                                           -------      -------
                                                               (In thousands)

Deferred tax assets:
    Federal                                                $ 3,986      $ 3,914
    State                                                    1,336        1,312
                                                           -------      -------
                                                             5,322        5,226
                                                           -------      -------

Deferred tax liabilities:
    Federal                                                 (3,864)      (1,266)
    State                                                     (827)        (347)
                                                           -------      -------
                                                            (4,691)      (1,613)
                                                           -------      -------

Net deferred tax asset                                     $   631      $ 3,613
                                                           =======      =======

The tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

                                                               December 31,
                                                          ---------------------
                                                            2001          2000
                                                          -------       -------
                                                              (In thousands)

Cash basis of accounting                                  $   362       $   401
Investments:
    Net unrealized (gain) loss on
        securities available for sale                      (3,450)         (227)
    Other                                                    (288)         (288)
Depreciation                                                 (961)         (961)
Allowance for loan losses                                   2,961         2,814
Employee benefit plans                                        709           669
Other                                                       1,298         1,205
                                                          -------       -------

Net deferred tax asset                                    $   631       $ 3,613
                                                          =======       =======

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (concluded)

A summary of the change in the net deferred tax asset is as follows:

                                                            Years Ended December 31,
                                                        --------------------------------
                                                          2001        2000        1999
                                                        --------    --------    --------
                                                                 (In thousands)

Balance at beginning of year                            $  3,613    $ 10,255    $  2,219
Deferred tax effect of the change in net unrealized
    gains and losses on securities available for sale     (3,223)     (6,194)      7,936
Deferred tax (provision) benefit for the year                241        (448)        100
                                                        --------    --------    --------

Balance at end of year                                  $    631    $  3,613    $ 10,255
                                                        ========    ========    ========

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

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. OTHER COMMITMENTS AND CONTINGENCIES (concluded)

Loan Commitments (concluded)

The following financial instruments were outstanding whose contract amounts represent credit risk:

                                                             December 31,
                                                         --------------------
                                                           2001         2000
                                                         --------     -------
                                                            (In thousands)

Commitments to grant loans                               $22,442      $ 4,856
Unadvanced funds on equity lines of credit                26,161       23,322
Unadvanced funds on commercial lines of credit            12,693        9,765
Unadvanced funds on construction loans                     9,611       16,271

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (continued)

Minimum Regulatory Capital Requirements (concluded)

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. As a well capitalized entity, the Bank is entitled to engage in specified activities on a more expedited basis than entities that are not well capitalized. There are no conditions or events that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2001 and 2000, are also presented in the table.

                                                                                   Minimum
                                                                                    To Be
                                                                  Minimum        Categorized
                                                                  Capital          as Well
                                                Actual          Requirement      Capitalized
                                          -----------------  ---------------   ---------------
                                           Amount     Ratio   Amount   Ratio    Amount   Ratio
                                          --------    -----  -------   -----   -------   -----
                                                         (Dollars in thousands)

December 31, 2001:
Total Capital to Risk-Weighted Assets:
    Consolidated                          $111,486    13.8%  $64,626    8.0%   $    --     --%
    Bank                                   109,940    13.6    64,626    8.0     80,782   10.0

Tier 1 Capital to Risk-Weighted Assets:
    Consolidated                           104,406    12.9    32,313    4.0         --     --
    Bank                                   102,860    12.7    32,313    4.0     48,469    6.0

Tier 1 Capital to Average Assets:
    Consolidated                           104,406     7.4    42,179    3.0         --     --
    Bank                                   102,860     7.3    42,179    3.0     70,298    5.0

December 31, 2000:
Total Capital to Risk-Weighted Assets:
    Consolidated                          $108,719    13.0%  $67,125    8.0%   $    --     --%
    Bank                                   104,230    12.4    67,125    8.0     83,906   10.0

Tier 1 Capital to Risk-Weighted Assets:
    Consolidated                           101,769    12.1    33,562    4.0         --     --
    Bank                                    97,280    11.6    33,562    4.0     50,343    6.0

Tier 1 Capital to Average Assets:
    Consolidated                           101,769     7.9    38,930    3.0         --     --
    Bank                                    97,280     7.5    38,930    3.0     64,883    5.0

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At December 31, 2001, $64,626,000 of the Company's equity in the Bank was restricted and funds available for loans or advances amounted to $10,994,000.

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

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EMPLOYEE BENEFIT PLANS

Pension Plan

The Bank has in the past provided basic and supplemental pension benefits for eligible employees through the Savings Banks Employees Retirement Association Pension Plan. Each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve-month period beginning with such employee's date of employment, or any anniversary thereof, automatically became a participant in the pension plan. Participants were fully vested after three years of such service. Effective March 31, 2000, the Bank terminated its defined benefit pension plan and transferred plan assets to its vested employees who had the option to rollover into the Bank's 401(k) plan, or an IRA, or receive a cash payout in amounts that would effectively settle the plan's accumulated benefit obligation. As a result, the Company recognized settlement and curtailment gains totaling $4,799,000 in 2000. Information pertaining to activity in the plan is as follows:

                                                       Years Ended October 31,
                                                       -----------------------
                                                           2000       1999
                                                         -------    -------
                                                           (In thousands)
Change in benefit obligation:
    Benefit obligation at beginning of year              $ 5,106    $ 5,472
    Service cost                                              --        642
    Interest cost                                            406        369
    Amendment                                               (409)        --
    Actuarial gain                                            --     (1,010)
    Benefits paid                                         (5,103)      (367)
                                                         -------    -------
    Benefit obligation at end of year                         --      5,106
                                                         -------    -------

Change in plan assets:
    Fair value of plan assets at beginning of year         6,879      5,464
    Actual return on plan assets                           1,420      1,076
    Employer contribution                                     --        706
    Benefits paid                                         (5,103)      (367)
    Distribution to employer                              (3,196)        --
                                                         -------    -------
    Fair value of plan assets at end of year                  --      6,879
                                                         -------    -------

Funded status                                                 --      1,773
Unrecognized net actuarial gain                               --     (3,242)
Transition asset                                              --       (227)
                                                         -------    -------

Accrued pension cost                                     $    --    $(1,696)
                                                         =======    =======

Net periodic pension (income) expense for the plan years ended October 31, 2000 and 1999 consisted of the following:

                                                           2000       1999
                                                          ------     ------
                                                            (In thousands)

Service cost                                              $   --     $  642
Interest cost                                                406        369
Expected return on plan assets                              (498)      (437)
Net amortization and deferral                                 --        (20)
Net gain                                                      --        (75)
                                                          ------     ------

Net periodic pension (income) expense                     $  (92)    $  479
                                                          ======     ======

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EMPLOYEE BENEFIT PLANS (concluded)

Pension Plan (concluded)

Total pension (income) expense for the years ended December 31, 2000 and 1999 amounted to $(131,000) and $418,000, respectively.

For the plan years ended October 31, 2000 and 1999, actuarial assumptions include an assumed discount rate on benefit obligations of 7.00% and 6.75%, respectively, and an expected long-term rate of return on plan assets of 6.00% and 8.00%, respectively. An annual salary increase of 4.50% was used for the year ended October 31, 1999.

401(k) Plan

The Bank maintains a 401(k) plan that provides for voluntary contributions by participating employees ranging from 1 percent to 15 percent of their compensation, subject to certain limits based on federal tax laws. Employees are eligible to participate in the plan upon hire and receive matching contributions after three months of service. Prior to January 1, 2000, the Bank made matching contributions equal to twenty-five percent (25%) of the first six percent (6%) of annual compensation contributed to the plan. Effective January 1, 2000, the Bank makes matching contributions equal to seventy-five percent (75%) of the first six percent (6%) of annual compensation contributed to the plan. For the years ended December 31, 2001, 2000 and 1999, expense attributable to the Plan amounted to $335,000, $289,000 and $76,000, respectively.

Incentive Plan

Short-term incentives can be earned through a discretionary bonus plan, administered by the Compensation and Options Committee of the Board of Directors. Senior executive officers as well as other officers are eligible to receive a bonus payable prior to the end of the first quarter of the following year if the Company or the Bank meets or exceeds certain base standards and individual performance warrants consideration. Incentive compensation expense amounted to $337,000, $266,000 and $136,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Executive Supplemental Benefit Agreement

The Company has entered into supplemental executive retirement agreements with its President that are designed to provide benefits lost under defined benefit plans and to increase overall retirement benefits. The present value of future benefits is being accrued over the term of employment. Supplemental compensation expense for the years ended December 31, 2001, 2000 and 1999 amounted to $32,000, $192,000 and $240,000, respectively.

12. STOCK OPTION PLANS

The Company has stock option plans for the benefit of directors, officers and full-time employees. The Medford Savings Bank 1986 and 1993 Stock Option Plans covered 1,472,000 and 400,000 shares of common stock, respectively, (the options under which have all been granted). Both "Incentive Stock Options" and "Non-qualified Stock Options" may be granted under the plans, with a maximum option term of ten years. Under the terms of the plans, stock options may be granted as determined appropriate by the Compensation and Options Committee of the Board of Directors, and will have an exercise price equal to, or in excess of, the fair market value of a share of common stock of the Company on the date the option is granted. The plans also permit the inclusion of stock appreciation rights ("SARs") in any option granted which would permit the optionee to surrender an option (or portion thereof) for cancellation and to receive cash or common stock equal to the excess, if any, of the then fair market value of the common stock subject to such option or portion thereof over the option exercise price. No SARs have been granted to date.

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK OPTION PLANS (continued)

The Company measures compensation cost for its stock option plans using the intrinsic value based method of accounting. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                     Years Ended December 31,
                                    -----------------------------
                                      2001       2000      1999
                                    -------    --------  --------
                                (In thousands, except per share data)

Net income:
    As reported                     $13,778    $13,769    $12,651
    Pro forma                        13,601     13,404     12,459
Basic earnings per share:
    As reported                     $  1.76    $  1.69    $  1.51
    Pro forma                          1.74       1.65       1.48
Diluted earnings per share:
    As reported                     $  1.72    $  1.64    $  1.44
    Pro forma                          1.70       1.60       1.42


In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                      Years Ended December 31,
                                    -----------------------------
                                      2001       2000      1999
                                    --------   --------  --------

Dividend yield                        2.7%       3.5%      3.1%
Expected life                       10 years   10 years  10 years
Expected volatility                    58%        54%       50%
Risk-free interest rate               4.9%       5.2%      6.4%

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK OPTION PLANS (concluded)

Stock option activity under the plans is as follows:

                                                               Years Ended December 31,
                                       -------------------------------------------------------------------------
                                                 2001                   2000                      1999
                                       ---------------------   ----------------------    -----------------------
                                                    Weighted                 Weighted                 Weighted
                                                    Average                  Average                  Average
                                                    Exercise                 Exercise                 Exercise
                                         Amount      Price       Amount       Price        Amount      Price
                                       ---------    --------   ---------     --------    ---------    ---------

Shares under option:
  Outstanding at beginning of year      527,236      $11.06      674,632      $ 8.50      725,852      $ 7.37
  Granted                                18,700       19.78       42,000       14.78       54,000       16.36
  Cancelled                              (3,200)      15.64       (7,000)       4.55       (6,000)      20.25
  Exercised                             (91,148)       7.13     (182,396)       2.71      (99,220)       3.75
                                       --------                ---------                 --------
  Outstanding at end of year            451,588       12.18      527,236       11.06      674,632        8.50
                                       ========                =========                 ========
  Exercisable at end of year            433,388      $11.87      475,586      $10.60      589,732      $ 7.27
                                       ========                =========                 ========
  Weighted average fair value of
    options granted during the year    $  10.19                $    6.68                 $   8.07
                                       ========                =========                 ========

Information pertaining to options outstanding at December 31, 2001 is as follows:

                                                      Options Outstanding                       Options Exercisable
                                        ----------------------------------------------    ----------------------------
                                                            Weighted
                                                            Average         Weighted                        Weighted
                                                           Remaining        Average                         Average
             Range of                       Number         Contractual      Exercise         Number         Exercise
         Exercise Prices                  Outstanding         Life           Price         Exercisable       Price
         ---------------                ---------------   -------------    -----------    -------------    -----------

         $ 3.06 - $ 5.44                      81,000       1.1 years         $ 5.25           81,000         $ 5.25
         $ 6.13 - $ 7.22                      20,000       1.8                 6.87           20,000           6.87
         $ 8.63 - $ 9.72                     127,388       2.6                 9.53          127,388           9.53
         $10.38 - $10.88                      18,000       4.1                10.54           18,000          10.54
         $12.44 - $14.94                      52,000       8.1                14.24           52,000          14.24
         $16.00 - $17.70                      84,500       7.7                16.60           79,000          16.57
         $19.35 - $21.63                      68,700       6.8                20.26           56,000          20.15
                                             -------                                         -------

    Outstanding at end of year               451,588       4.6 years         $12.18          433,388         $11.87
                                             =======                                         =======

13.  EMPLOYEES' STOCK OWNERSHIP PLAN

The Company has an Employees' Stock Ownership Plan ("ESOP") for the benefit of each employee that has reached the age of 21 and has completed at least 500 hours of service with the Company in the previous twelve-month period. The Company may contribute to the ESOP cash or shares of common stock as voted by the Board of Directors, not to exceed the maximum amount deductible for federal income tax purposes. At December 31, 2001, the ESOP held 344,508 shares, all of which have been allocated to participants and included in outstanding shares for earnings per share calculations. Dividends on all shares held by the ESOP are allocated to participants on a pro rata basis. There were no contributions to the ESOP for the years ended December 31, 2001, 2000 or 1999.

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. FAIR VALUE OF FINANCIAL INSTRUMENTS (concluded)

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

                                                               December 31,
                                           ------------------------------------------------------
                                                      2001                          2000
                                           --------------------------      ----------------------
                                            Carrying          Fair          Carrying       Fair
                                             Amount          Value           Amount       Value
                                           -----------   ------------      ------------  --------
                                                               (In thousands)
Financial assets:
   Cash and cash equivalents               $   46,490     $   46,490       $ 22,258     $ 22,258
   Securities available for sale              588,263        588,263        528,690      528,690
   Securities held to maturity                 57,022         58,481         42,854       43,935
   FHLBB stock                                 11,920         11,920         11,420       11,420
   Loans, net                                 675,183        677,737        668,747      669,808
   Accrued interest receivable                  9,596          9,596         10,211       10,211

Financial liabilities:
   Deposits                                 1,095,947      1,100,545        975,857      976,783
   Short-term borrowings                       10,206         10,206         20,443       20,443
   Long-term debt                             190,075        196,205        203,400      204,465
   Accrued interest payable                     1,578          1,578          1,897        1,897

15. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Medford Bancorp, Inc. is as follows:

                              BALANCE SHEETS
                                                           December 31,
                                                       -------------------
                                                          2001      2000
                                                       --------   --------
                                                          (In thousands)
Assets

Short-term investments with Medford Savings Bank       $  1,472   $  4,812
Investment in common stock of Medford Savings Bank      110,019    100,476
Other assets                                              1,247        992
                                                       --------   --------

           Total assets                                $112,738   $106,280
                                                       ========   ========

Liabilities and Stockholders' Equity

Dividends payable on common stock                      $  1,173   $  1,315
Stockholders' equity                                    111,565    104,965
                                                       --------   --------

          Total liabilities and stockholders' equity   $112,738   $106,280
                                                       ========   ========

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (concluded)

                            STATEMENTS OF INCOME

                                                                   Years Ended December 31,
                                                                ----------------------------
                                                                  2001      2000      1999
                                                                -------   --------   -------
                                                                       (In thousands)

Interest on short-term investments with Medford Savings Bank    $    53    $    96   $    40
Dividends from Medford Savings Bank                               9,450     11,200    11,200
                                                                -------    -------   -------
                                                                  9,503     11,296    11,240
Operating expenses                                                   71         86       199
                                                                -------    -------   -------
Income before income taxes and equity in
  undistributed net income of Medford Savings Bank                9,432     11,210    11,041
Applicable income tax provision (benefit)                            (6)         4       (55)
                                                                -------    -------   -------
                                                                  9,438     11,206    11,096
Equity in undistributed net income of Medford Savings Bank        4,340      2,563     1,555
                                                                -------    -------   -------

    Net income                                                  $13,778    $13,769   $12,651
                                                                =======    =======   =======

                            STATEMENTS OF CASH FLOWS

                                                                   Years Ended December 31,
                                                               --------------------------------
                                                                 2001        2000        1999
                                                               --------    --------    --------
                                                                        (In thousands)
Cash flows from operating activities:
  Net income                                                   $ 13,778    $ 13,769    $ 12,651
  Adjustments to reconcile net income to net
    cash provided by operating activities:
        Equity in undistributed net income of
            Medford Savings Bank                                 (4,340)     (2,563)     (1,555)
        Decrease (increase) in due from Medford Savings Bank         --       3,500      (1,725)
        Other, net                                                   (6)          2        (306)
                                                               --------    --------    --------
          Net cash provided by operating activities               9,432      14,708       9,065
                                                               --------    --------    --------

Cash flows from financing activities:
  Issuance of common stock                                          650         494         372
  Payments to acquire treasury stock                             (9,078)     (6,428)     (7,689)
  Cash dividends paid                                            (4,344)     (4,430)     (4,501)
                                                               --------    --------    --------
        Net cash used by financing activities                   (12,772)    (10,364)    (11,818)
                                                               --------    --------    --------

Net change in cash and cash equivalents                          (3,340)      4,344      (2,753)

Cash and cash equivalents at beginning of year                    4,812         468       3,221
                                                               --------    --------    --------

Cash and cash equivalents at end of year                       $  1,472    $  4,812    $    468
                                                               ========    ========    ========

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY DATA (UNAUDITED)

A summary of consolidated operating results on a quarterly basis is as follows:

                                               Year Ended December 31, 2001
                                       --------------------------------------------
                                        Fourth      Third       Second      First
                                        Quarter     Quarter     Quarter     Quarter
                                       --------    --------    --------    --------
                                          (In thousands, except per share data)
Interest and dividend income           $ 21,902    $ 22,267    $ 22,331    $ 22,389
Interest expense                        (11,917)    (12,876)    (13,101)    (13,179)
                                       --------    --------    --------    --------

Net interest income                       9,985       9,391       9,230       9,210
Provision for loan losses                   (50)       (100)         --          --
                                       --------    --------    --------    --------
Net interest income, after provision
    for loan losses                       9,935       9,291       9,230       9,210
Gain on sales of securities, net            124       1,626         155         216
Other income                                957         776         818         866
Operating expenses                       (5,709)     (5,458)     (5,307)     (5,209)
                                       --------    --------    --------    --------

Income before income taxes                5,307       6,235       4,896       5,083

Provision for income taxes               (1,922)     (2,254)     (1,743)     (1,824)
                                       --------    --------    --------    --------

Net income                             $  3,385    $  3,981    $  3,153    $  3,259
                                       ========    ========    ========    ========

Earnings per share:
  Basic                                $   0.44    $   0.51    $   0.41    $   0.41
                                       ========    ========    ========    ========
  Diluted                              $   0.43    $   0.50    $   0.40    $   0.40
                                       ========    ========    ========    ========

                      MEDFORD BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

16. QUARTERLY DATA (UNAUDITED) (concluded)

                                               Year Ended December 31, 2000
                                       --------------------------------------------
                                        Fourth      Third       Second      First
                                        Quarter     Quarter     Quarter     Quarter
                                       --------    --------    --------    --------
                                          (In thousands, except per share data)
Interest and dividend income           $ 22,461    $ 21,894    $ 21,179    $ 20,516
Interest expense                        (13,397)    (12,884)    (12,087)    (11,546)
                                       --------    --------    --------    --------

Net interest income                       9,064       9,010       9,092       8,970
Provision for loan losses                  (100)         --          --         (75)
                                       --------    --------    --------    --------
Net interest income, after provision
    for loan losses                       8,964       9,010       9,092       8,895
Pension plan curtailment gain                --          --          --       1,195
Pension plan settlement gain              3,604          --          --          --
Loss on sales of securities, net           (867)        (90)         --         (74)
Other income                                741         731         745         765
Operating expenses                       (5,136)     (4,997)     (4,958)     (4,900)
                                       --------    --------    --------    --------

Income before income taxes                7,306       4,654       4,879       5,881

Provision for income taxes               (3,390)     (1,638)     (1,749)     (2,174)
                                       --------    --------    --------    --------

Net income                             $  3,916    $  3,016    $  3,130    $  3,707
                                       ========    ========    ========    ========

Earnings per share:
  Basic                                $   0.48    $   0.37    $   0.39    $   0.45
                                       ========    ========    ========    ========
  Diluted                              $   0.47    $   0.36    $   0.37    $   0.43
                                       ========    ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference from the discussion under the captions "Directors," and "Executive Officers of the Company and the Bank" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2002 (the "Proxy Statement"), to be filed with the SEC pursuant to Regulation 14A of the Exchange Act Rules.

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

10.7 Supplemental Executive Retirement Plan and Corresponding Adoption Agreement with Arthur H. Meehan (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the SEC on March 23, 1998, and incorporated herein by reference)

10.8 Executive Supplemental Benefit Agreement with Arthur H. Meehan (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K filed with the SEC on March 23, 1998, and incorporated herein by reference)

10.9 Deferred Investment Plan for Outside Directors (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the SEC on December 24, 1997, and incorporated herein by reference)

10.10 First Amendment to Deferred Investment Plan for Outside Directors (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed with the SEC on December 24, 1997, and incorporated herein by reference)

10.11 Medford Savings Bank 1986 Stock Option Plan (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the SEC on November 26, 1997, and incorporated herein by reference)

10.12 Medford Bancorp, Inc. Stock Option Plan (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed with the SEC on November 26, 1997, and incorporated herein by reference)

10.13 Discretionary Bonus Plan (not set forth in a formal document -- a description of the plan is contained in both the Proxy Statement to be filed with the SEC, and incorporated herein by reference, under the caption "Compensation Committee Report on Executive Compensation" and in the "Notes to Consolidated Financial Statements" under the caption "Employee Benefit Plans -- Incentive Plan" in Item 8 to this Report)

10.14       Special Termination Agreement with William L. Marshall (filed as
            Exhibit 10.14 to the Company's Form 10Q filed with the SEC on August 14, 2001, and incorporated herein by reference)

21 Subsidiaries of the Company -- The Company has one direct subsidiary: Medford Savings Bank, a Massachusetts-chartered savings bank in stock form. Medford Savings Bank has one subsidiary: Medford Securities Corporation, a Massachusetts corporation.

*23 Consent of Wolf & Company, P.C. as independent certified public accountants


* Filed herewith

(b)  Reports on Form 8-K: None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MEDFORD BANCORP, INC.


                                By: /s/ Arthur H. Meehan
                                   ---------------------------
                                    Arthur H. Meehan
                                    Chairman, President, Chief Executive Officer
                                    and Director

                                Date:   March 5, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Arthur H. Meehan                  Chairman, President,         March 5, 2002
------------------------------        Chief Executive Officer
Arthur H. Meehan                      and Director


/s/ Phillip W. Wong                   Executive Vice President,    March 5, 2002
------------------------------        Chief Financial Officer
Phillip W. Wong                       and Treasurer


/s/ Edward D. Brickley                Director                     March 5, 2002
------------------------------
Edward D. Brickley


/s/ David L. Burke                    Director                     March 5, 2002
------------------------------
David L. Burke


/s/ Deborah A. Burke-Santoro          Director                     March 5, 2002
------------------------------
Deborah A. Burke-Santoro


                                      Director                             ,2002
------------------------------
Paul J. Crowley


                                      Director                             ,2002
------------------------------
Mary L. Doherty


/s/ Edward J. Gaffey                  Clerk and Director           March 5, 2002
------------------------------
Edward J. Gaffey


/s/ Andrew D. Guthrie, Jr.            Director                     March 5, 2002
------------------------------
Andrew D. Guthrie, Jr.


/s/ Robert A. Havern, III             Director                     March 5, 2002
------------------------------
Robert A. Havern, III


/s/ Francis D. Pizzella               Director                     March 5, 2002
------------------------------
Francis D. Pizzella


/s/ John J. Sheehan                   Director                     March 5, 2002
------------------------------
John J. Sheehan