Form 10-Q
period 2002-03-31
MEDFORD BANCORP INC
filed 2002-05-15
CIK 1049895

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

                        Yes |X|                 No |_|

The number of shares outstanding of Medford Bancorp, Inc.'s common stock, $0.50 par value per share, as of March 31, 2002 was 7,795,152.

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

ITEM 1 -   FINANCIAL STATEMENTS                                            PAGE

           Consolidated Balance Sheets                                         1

           Consolidated Statements of Income                                 2-3

           Consolidated Statements of Changes in Stockholders' Equity          4

           Consolidated Statements of Cash Flows                             5-6

           Notes to Consolidated Financial Statements                          7

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    8-18


ITEM 3 -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                        18

PART II    OTHER INFORMATION

ITEM 1 -   Legal Proceedings                                                  19

ITEM 2 -   Changes in Securities and Use of Proceeds                          19

ITEM 3 -   Defaults Upon Senior Securities                                    19

ITEM 4 -   Submission of Matters to a Vote of Security Holders                19

ITEM 5 -   Other Information                                                  19

ITEM 6 -   Exhibits and Reports on Form 8-K                                   19

           SIGNATURES                                                         20

PART I     FINANCIAL INFORMATION

ITEM 1     Financial Statements

                              MEDFORD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           March 31,     December 31,
                                                                             2002           2001
                                                                          -----------    ------------
                                                                                (In thousands)
ASSETS
Cash and due from banks                                                   $    15,739    $    18,210
Interest-bearing deposits                                                      48,389         28,280
                                                                          -----------    -----------
         Cash and cash equivalents                                             64,128         46,490

Securities available for sale                                                 616,295        588,263
Securities held to maturity                                                    48,678         57,022
Federal Home Loan Bank stock, at cost                                          11,920         11,920
Loans                                                                         679,076        682,263
  Less allowance for loan losses                                               (7,391)        (7,080)
                                                                          -----------    -----------
         Loans, net                                                           671,685        675,183
                                                                          -----------    -----------

Banking premises and equipment, net                                            11,688         11,578
Accrued interest receivable                                                     9,758          9,596
Intangible assets                                                               1,287          1,532
Other assets                                                                   10,728         11,187
                                                                          -----------    -----------

         Total assets                                                     $ 1,446,167    $ 1,412,771
                                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                  $ 1,126,799    $ 1,095,947
Short-term borrowings                                                           1,460         10,206
Long-term debt                                                                200,075        190,075
Accrued taxes and expenses                                                      3,715          2,338
Other liabilities                                                               2,612          2,640
                                                                          -----------    -----------
         Total liabilities                                                  1,334,661      1,301,206
                                                                          -----------    -----------

Stockholders' equity:
  Serial preferred stock, $.50 par value, 5,000,000 shares
    authorized; none issued                                                        --             --
  Common stock, 15,000,000 shares authorized; $.50 par value,
    9,122,596 shares issued                                                     4,561          4,561
  Additional paid-in capital                                                   21,309         21,985
  Retained earnings                                                           106,932        104,275
  Accumulated other comprehensive income                                        2,485          5,627
  Treasury stock at cost (1,327,444 and 1,388,948 shares, respectively)       (23,781)       (24,883)
                                                                          -----------    -----------
         Total stockholders' equity                                           111,506        111,565
                                                                          -----------    -----------

         Total liabilities and stockholders' equity                       $ 1,446,167    $ 1,412,771
                                                                          ===========    ===========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended
                                                                  March 31,
                                                       ---------------------------------
                                                        2002                      2001
                                                       -------                   -------
                                                  (Dollars in thousands, except per share data)
Interest and dividend income:
  Interest and fees on loans                           $11,698                   $12,773
  Interest on debt securities                            9,504                     9,168
  Dividends on equity securities                           110                       227
  Interest on short-term  investments                      151                       221
                                                       -------                   -------
          Total interest and dividend income            21,463                    22,389
                                                       -------                   -------

Interest expense:
  Interest on deposits                                   7,856                     9,539
  Interest on short-term borrowings                         75                       390
  Interest on long-term debt                             2,748                     3,250
                                                       -------                   -------
          Total interest expense                        10,679                    13,179
                                                       -------                   -------

Net interest income                                     10,784                     9,210

Other income:
  Customer service fees                                    576                       538
  Gain on sales of securities, net                          96                       216
  Miscellaneous                                            279                       328
                                                       -------                   -------
          Total other income                               951                     1,082
                                                       -------                   -------

Operating expenses:
  Salaries and employee benefits                         3,161                     2,904
  Occupancy and equipment                                  791                       761
  Data processing                                          463                       422
  Professional fees                                        142                       105
  Amortization of intangibles                              245                       268
  Advertising and marketing                                162                       148
  Other general and administrative                         708                       601
                                                       -------                   -------
          Total operating expenses                       5,672                     5,209
                                                       -------                   -------

Income before income taxes                               6,063                     5,083

Provision for income taxes                               2,237                     1,824
                                                       -------                   -------

Net income                                             $ 3,826                   $ 3,259
                                                       =======                   =======

                                   (continued)

                              MEDFORD BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Concluded)

                                                             Three Months Ended
                                                                  March 31,
                                                    ------------------------------------
                                                       2002                      2001
                                                    ----------                ----------
                                                (Dollars in thousands, except per share data)

Earnings per share:
    Basic                                           $     0.49                $     0.41
    Diluted                                         $     0.48                $     0.40

Cash dividends declared per share                   $     0.15                $     0.13

Weighted averages shares outstanding:
    Basic                                            7,757,466                 7,911,732
    Diluted                                          7,958,904                 8,108,694


See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 2002 and 2001

                                                                                                           Accumulated
                                        Common Stock     Additional                   Treasury Stock          Other
                                     ------------------   Paid-In     Retained    ----------------------  Comprehensive
                                      Shares    Dollars   Capital     Earnings      Shares      Dollars       Income       Total
                                     ---------  -------  ----------  ---------    ----------    --------  -------------  ---------
                                                                        (Dollars in thousands)

Balance at December 31, 2001         9,122,596   $4,561  $ 21,985    $ 104,275    (1,388,948)   $(24,883)     $ 5,627    $ 111,565
                                                                                                                         ---------

Comprehensive income:
  Net income                                --       --        --        3,826            --          --           --        3,826
  Change in net unrealized gain
    (loss) on securities available
    for sale, net of
    reclassification adjustment
    and tax effects                         --       --        --           --            --          --       (3,142)      (3,142)
                                                                                                                         ---------
      Total comprehensive income                                                                                               684
                                                                                                                         ---------
Cash dividends declared ($.15
  per share)                                --       --        --       (1,169)           --          --           --       (1,169)
Issuance of common stock
  under stock option plan                   --       --      (676)          --        61,504       1,102           --          426
                                     ---------   ------  --------    ---------    ----------    --------      -------    ---------

Balance at March 31, 2002            9,122,596   $4,561  $ 21,309    $ 106,932    (1,327,444)   $(23,781)     $ 2,485    $ 111,506
                                     =========   ======  ========    =========    ==========    ========      =======    =========

Balance at December 31, 2000         9,122,596   $4,561  $ 22,705    $  94,697      (980,048)   $(17,422)     $   424    $ 104,965
                                                                                                                         ---------

Comprehensive income:
  Net income                                --       --        --        3,259            --          --           --        3,259
  Change in net unrealized gain
    (loss) on securities available
    for sale, net of
    reclassification adjustment
    and tax effects                         --       --        --           --            --          --        3,616        3,616
                                                                                                                         ---------
      Total comprehensive income                                                                                             6,875
                                                                                                                         ---------
Cash dividends declared ($.13
  per share)                                --       --        --       (1,013)           --          --           --       (1,013)
Repurchase of treasury stock                --       --        --           --      (389,048)     (6,852)          --       (6,852)
Issuance of common stock
  under stock option plan                   --       --      (377)          --        30,164         533           --          156
                                     ---------   ------  --------    ---------    ----------    --------      -------    ---------

Balance at March 31, 2001            9,122,596   $4,561  $ 22,328    $  96,943    (1,338,932)   $(23,741)     $ 4,040    $ 104,131
                                     =========   ======  ========    =========    ==========    ========      =======    =========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended
                                                                                   March 31,
                                                                             ---------------------
                                                                                2002        2001
                                                                             ---------    --------
                                                                                (In thousands)

Cash flows from operating activities:
  Net income                                                                 $   3,826    $  3,259
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization, net                                           874         506
      Gain on sales of securities                                                  (96)       (216)
      Decrease (increase) in accrued interest receivable and other assets        2,297        (921)
      Increase in accrued taxes and expenses and other liabilities               1,340       1,518
                                                                             ---------    --------
        Net cash provided by operating activities                                8,241       4,146
                                                                             ---------    --------

Cash flows from investing activities:
  Activity in securities available for sale:
      Maturities                                                                14,419      24,500
      Sales                                                                     53,180      16,701
      Purchases                                                               (120,201)    (50,691)
      Principal amortization of mortgage-backed securities                      19,325      12,486
  Activity in securities held to maturity:
      Purchases                                                                     --        (500)
      Principal amortization of mortgage-backed securities                       8,400          --
  Loans net of amortization and payoffs                                          3,362       5,854
  Additions to banking premises and equipment, net                                (460)       (634)
                                                                             ---------    --------
        Net cash provided by (used in) investing activities                    (21,975)      7,716
                                                                             ---------    --------

                                   (continued)

                              MEDFORD BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                                                                  Three Months Ended
                                                                      March 31,
                                                                 --------------------
                                                                   2002        2001
                                                                 --------    --------
                                                                    (In thousands)

Cash flows from financing activities:
  Net increase in deposits                                         30,852      22,646
  Increase (decrease) in borrowings with maturities of
     three months or less                                          (8,746)      9,618
  Proceeds (repayments) of long-term debt                          10,000     (10,000)
  Issuance of common stock                                            426         156
  Payments to acquire treasury stock                                   --      (6,852)
  Cash dividends paid                                              (1,160)     (1,304)
                                                                 --------    --------
  Cash provided by financing activities                            31,372      14,264
                                                                 --------    --------

Net change in cash and cash equivalents                            17,638      26,126

Cash and cash equivalents at beginning of period                   46,490      22,258
                                                                 --------    --------

Cash and cash equivalents at end of period                       $ 64,128    $ 48,384
                                                                 ========    ========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


Note 1. Basis of Presentation

The consolidated interim financial statements of Medford Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Medford Savings Bank (the "Bank") presented herein are intended to be read in conjunction with the consolidated financial statements presented in the Company's annual report for the year ended December 31, 2001.

The consolidated financial information as of and for the three months ended March 31, 2002 and March 31, 2001 is unaudited. In the opinion of management, however, the consolidated financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of results to be expected for the entire year.

Note 2. Commitments

At March 31, 2002, the Company had outstanding commitments to originate new residential and commercial real estate mortgage loans totaling approximately $21.8 million, which are not reflected on the consolidated balance sheet. Unadvanced funds on equity lines were $28.8 million, unadvanced construction loan funds were $8.6 million, and unadvanced funds on commercial lines of credit were $13.0 million at March 31, 2002.

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

Note 4. Accounting Change

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for business combinations initiated after June 30,2001. SFAS No. 142, effective for the Company on January 1, 2002, changes the accounting for goodwill from an amortization method to an impairment-only approach. In addition, this Statement requires that acquired identifiable intangible assets, as defined, be amortized over their useful lives. All of the Company's intangible assets pertain to acquisitions of banking or thrift institutions, where fair value of liabilities assumed exceeded the fair value of assets acquired and will continue to be amortized, as such transactions are outside the scope of SFAS No. 142. Thus the adoption of these Statements did not have an impact on the consolidated financial statements.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operation

GENERAL

The discussions set forth below, elsewhere herein, in our press releases and in oral statements we make by or with the approval of our authorized executives contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1937, as amended. The Company may make written or oral forward-looking statements in other documents we file with the SEC and in our annual reports to stockholders. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "will," "should," and other expression which predict or indicate future events or trends and which do not relate to historical matters. You should exercise caution in interpreting and relying on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results of the Company to be materially different from the anticipated future results expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions including changes that adversely affect borrowers ability to service and repay loans; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in interest rates; changes in laws and regulations; changes in size and nature of the Company's competition; and changes in the assumptions used in making such forward-looking statements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements," as found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Readers should carefully review the factors described under "Risk Factors and Factors Affecting Forward Looking Statements" and should not place undue reliance on our forward-looking statements.

These forward-looking statements reflect our good faith beliefs based on information, plans and estimates at the date of this report, and we expressly disclaim any duty to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Consolidated net income was $3,826,000, or basic earnings per share of $0.49 ($0.48 diluted basis), for the three months ended March 31, 2002, compared to $3,259,000, or basic earnings per share of $0.41 ($0.40 diluted basis), for the comparable prior year period.

Net interest income was $10,784,000 for the quarter ended March 31, 2002, up $1,574,000 or 17.1% from the comparable 2001 period, and represented a net interest margin of 3.10%, as compared to 2.86% for the comparable 2001 period. The net gain on sales of assets totaled $96,000 for the first quarter of 2002 compared to $216,000 for the same quarter of 2001.

Total operating expenses were $5,672,000 for the quarter ended March 31, 2002, up $463,000 or 8.9% from $5,209,000 during the comparable period in 2001. There was no provision for loan losses recorded for either of the three-month periods ended March 31, 2002 or March 31, 2001.

For the first quarter of 2002, the annualized return on assets was 1.09% and the annualized return on equity was 13.68%, compared to 1.01% and 12.75%, respectively, for the comparable period in 2001.

Total non-performing assets were $548,000 or 0.04% of total assets at March 31, 2002 compared to $976,000 or 0.07% at December 31, 2001. The allowance for loan losses at March 31, 2002 was $7,391,000, representing 1.09% of total loans. At December 31, 2001, the allowance for loan losses was $7,080,000, representing 1.04% of total loans. The Company had no foreclosed real estate at March 31, 2002 or December 31, 2001.

The Company had total assets of $1.45 billion and capital of $111.5 million at March 31, 2002, representing a capital to assets ratio of 7.71%, exceeding all regulatory requirements. When compared to December 31, 2001, securities increased $19.7 million or 3.0% to $676.9 million, total gross loans decreased $3.2 million or 0.47% to $679.1 million, deposits increased $30.9 million or 2.8% to $1.13 billion, and borrowings increased $1.3 million or 0.63% to $201.5 million.

A more detailed discussion and analysis of the Company's financial condition and results of operations follows.

SECURITIES

The amortized cost and fair value of investment securities, excluding restricted equity securities, at March 31, 2002 and December 31, 2001 with gross unrealized gains and losses, follows:

                                                                Gross       Gross
                                                   Amortized  Unrealized  Unrealized     Fair
                March 31, 2002                       Cost       Gains       Losses       Value
---------------------------------------------      ---------  ----------  ----------    --------
                                                                   (In thousands)
Securities Available for Sale
  Corporate bonds                                  $280,539     $5,597     $(1,176)     $284,960
  Mortgage-backed                                   268,354      1,778      (1,494)      268,638
  U. S. Gov't and federal agency obligations         63,468         59        (830)       62,697
                                                   --------     ------     -------      --------

      Total securities available for sale          $612,361     $7,434     $(3,500)     $616,295
                                                   ========     ======     =======      ========

Securities Held to Maturity
  Federal agency obligations                       $  4,903     $  244     $    --      $  5,147
  Mortgage-backed                                    43,775      1,030        (132)       44,673
                                                   --------     ------     -------      --------

      Total securities held to maturity            $ 48,678     $1,274     $  (132)     $ 49,820
                                                   ========     ======     =======      ========

                                                                Gross       Gross
                                                   Amortized  Unrealized  Unrealized       Fair
                December 31, 2001                    Cost       Gains       Losses         Value
---------------------------------------------      ---------  ----------  ----------     --------
                                                                  (In thousands)
Securities Available for Sale
  Corporate bonds                                  $251,531    $ 7,760     $  (333)     $258,958
  Mortgage-backed                                   253,323      2,397        (863)      254,857
  U.S. Gov't and federal agency obligations          73,458        334        (224)       73,568
                                                   --------    -------     -------      --------
    Total debt securities                           578,312     10,491      (1,420)      587,383
Marketable equity securities                            874         98         (92)          880
                                                   --------    -------     -------      --------

      Total securities available for sale          $579,186    $10,589     $(1,512)     $588,263
                                                   ========    =======     =======      ========

Securities Held to Maturity
  Federal agency obligations                       $  4,884    $   335     $    --      $  5,219
  Mortgage-backed                                    52,138      1,217         (93)       53,262
                                                   --------    -------     -------      --------

      Total securities held to maturity            $ 57,022    $ 1,552     $   (93)     $ 58,481
                                                   ========    =======     =======      ========

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2002 are as follows:

                                    Available for Sale          Held to Maturity
                                  ----------------------     ---------------------
                                  Amortized       Fair       Amortized       Fair
                                    Cost         Value         Cost         Value
                                  ---------     --------     ---------     -------
                                                    (In thousands)

Within 1 year                     $ 71,689      $ 72,678      $    --      $    --
After 1 year through 5 years       263,818       266,568        4,903        5,147
After 5 years through 10 years       8,500         8,411           --           --
                                  --------      --------      -------      -------
                                   344,007       347,657        4,903        5,147
Mortgage-backed securities         268,354       268,638       43,775       44,673
                                  --------      --------      -------      -------

                                  $612,361      $616,295      $48,678      $49,820
                                  ========      ========      =======      =======

Securities increased $19.7 million from $657.2 million at December 31, 2001 to $676.9 million at March 31, 2002. At March 31, 2002, the securities portfolio classified as "available for sale" reflected a $3.9 million appreciation in market value as a result of the ongoing changes in market interest rates as compared to a $9.1 million appreciation in market value at December 31, 2001. In accordance with the Company's asset-liability strategies, purchases of mortgage-backed securities are primarily in fifteen-year mortgages with weighted-average lives of six years and other securities are generally short-term with maturities of five years or less.

Sales of debt securities produced gains of $86,000 during the 2002 first quarter and gains of $156,000 for the three months ended March 31, 2001. Sales of equities produced gains of $10,000 during the three months ended March 31, 2002 compared to gains of $60,000 for the three months ended March 31, 2001.

LOANS

A summary of the Company's outstanding loan balances as of the dates indicated follows:

                                                     March 31,     December 31,
                                                       2002           2001
                                                    ----------     ------------
                                                          (In thousands)
Mortgage loans on real estate:
  Residential 1 - 4 family                          $ 486,136       $ 487,331
  Commercial                                          130,763         130,207
  Construction                                         15,406          17,228
  Second mortgages                                        368             444
  Equity lines of credit                               26,817          25,199
                                                    ---------       ---------
                                                      659,490         660,409

Other loans:
  Commercial                                           15,725          17,954
  Personal                                              2,582           2,652
                                                    ---------       ---------
                                                       18,307          20,606
                                                    ---------       ---------

Net deferred loan origination costs                     1,279           1,248
                                                    ---------       ---------
      Total loans                                     679,076         682,263
Less allowance for loan losses                         (7,391)         (7,080)
                                                    ---------       ---------

      Loans, net                                    $ 671,685       $ 675,183
                                                    =========       =========

Total gross loans outstanding at March 31, 2002 decreased $3.2 million to $679.1 million when compared to the December 31, 2001 level. As residential mortgage refinancing activity continued during the first quarter of 2002, it contributed to the decline in residential 1-4 family real estate mortgage loans of $1.2 million. Construction real estate and commercial and industrial loans also declined by $1.8 million and $2.2 million, respectively, from December 31, 2001 levels.

NON-PERFORMING ASSETS

Total non-performing assets were $548,000 and $976,000 at March 31, 2002 and December 31, 2001, respectively. There were no foreclosed assets at March 31, 2002 or December 31, 2001. As a percentage of total assets, nonperforming assets equaled 0.04% at March 31, 2002 and 0.07% at December 31, 2001. Fluctuations in total nonperforming assets occur from quarter to quarter but remain at historically low levels. It is the Company's general policy to place loans on a non-accrual status when such loans become 90 days contractually delinquent or when the collectibility of principal or interest payments becomes doubtful. When a loan is placed on non-accrual status, its interest income accrual ceases and all income previously accrued but unpaid is reversed.

In accordance with SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that the borrower will be unable to meet principal or interest payments as agreed in the original loan contract. The principal balance of impaired loans at March 31, 2002 was $667,000 of which $548,000 was included in the non-performing assets referenced in the preceding paragraph.

ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses follows:

                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                            2002         2001
                                                          -------      -------
                                                              (In thousands)

Balance at beginning of period                            $ 7,080      $ 6,950
Recoveries                                                    326           45
Loans charged-off                                             (15)         (34)
                                                          -------      -------

Balance at end of period                                  $ 7,391      $ 6,961
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

The allowance for loan losses was $7.4 million at March 31, 2002, representing a reserve coverage of 1.09% of total loans. At December 31, 2001, the allowance for loan losses was $7.1 million, representing 1.04% of total loans.

DEPOSITS

Total deposits increased $30.9 million from December 31, 2001 to $1.13 billion at March 31, 2002. Demand deposits and NOW accounts increased $1.6 million and $1.9 million, respectively, from year-end levels. For core deposit growth the Company emphasizes its "ComboPlus" account, which combines both a high rate savings account and a demand checking account. During the first quarter of 2002, savings and money market accounts increased $29.9 million as retail depositors shifted funds into "ComboPlus" accounts.

The following table indicates the balances in various deposit accounts at the dates indicated.

                                                     March 31,   December 31,
                                                       2002         2001
                                                    ----------   ------------
                                                          (In thousands)

Demand                                              $   76,227    $   74,602
NOW                                                     66,599        64,686
Savings and money market accounts                      561,915       532,031
Term certificates                                      422,058       424,628
                                                    ----------    ----------

      Total deposits                                $1,126,799    $1,095,947
                                                    ==========    ==========

BORROWED FUNDS

At March 31, 2002, the Company's long-term borrowings increased by $10.0 million to $200.1 million from $190.1 million at December 31, 2001. Short-term borrowings decreased by $8.7 million to $1.5 million from $10.2 million at year-end. At March 31, 2002, borrowed funds totaled $201.5 million, increasing $1.3 million from the $200.3 million reported at December 31, 2001.

STOCKHOLDERS' EQUITY

The Company's capital to assets ratio was 7.71% and 7.90% at March 31, 2002 and December 31, 2001, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2001, the Bank met all capital adequacy requirements to be categorized as well capitalized. No conditions or events occurred during the first three months of 2002 that management believes have changed the Bank's category. Management believes as of March 31, 2002 that the Company and the Bank met all capital adequacy requirements to continue to be categorized as well capitalized.

The Company's book value at March 31, 2002 was $14.30 per share, compared with $14.43 per share at December 31, 2001.

                              RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 VS QUARTER ENDED MARCH 31, 2001

NET INTEREST INCOME

Interest and dividend income from loans and investments decreased $926,000 or 4.1% to $21.5 million for the 2002 first quarter when compared to the same quarter in 2001. For the 2002 first quarter, average earning assets totaled $1.4 billion, an increase of $110.4 million or 8.7% over the comparable average for 2001, with $104.3 million of that increase attributed to short and long-term securities and $6.1 million attributed to loans. The annualized yields on earning assets were 6.22% and 7.06% for the first quarters in 2002 and 2001, respectively. The yield on securities was 5.78% for the first quarter 2002 as compared to 6.47% for the first quarter 2001. Short and long-term investments contributed $149,000 of additional interest and dividend income when comparing the first quarter of 2002 to the first quarter of 2001, primarily as a result of higher average balances. The interest income from the increase in the average balance on loans was more than offset by a decrease in the yield, from 7.60% to 6.90%, causing interest income on loans to decrease by $1.1 million from its 2001 first quarter level.

Total interest expense for the three months ended March 31, 2002 was $10.7 million, reflecting a decrease of $2.5 million or 19.0% over the same period in 2001. At March 31, 2002, average interest-bearing liabilities were $1.24 billion, an increase of $95.9 million or 8.4% over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $120.0 million offset by average borrowed funds decreasing $24.1 million. Overall, interest expense on deposits decreased $1.7 million to $7.9 million primarily as a result of the decrease in rates paid from 4.26% to 3.10% for the quarters ended March 31, 2001 and 2002, respectively. Interest expense on borrowed funds decreased $817,000 as the average balances decreased and the rates paid on borrowed funds decreased 84 basis points to 5.42% in the first quarter of 2002 compared to the first quarter in 2001. The overall cost of interest-bearing liabilities decreased to 3.49% from 4.67% when comparing the two quarters.

Net interest income increased 17.1% or $1.6 million to $10.8 million when comparing the first quarter in 2002 to the same quarter in 2001 as the weighted average rate spread increased by 34 basis points to 2.73% and the net interest margin increased 24 basis points to 3.10%. The increase in net interest income is primarily due to an increase in average earning assets as well as an improvement in both spread and margin. The yield on earning assets decreased 84 basis points to 6.22% in the first quarter 2002 as compared to the same quarter in 2001, while the cost of interest-bearing liabilities also decreased by 118 basis points to 3.49%. This resulted in an interest rate spread and a net interest margin of 2.73% and 3.10%, respectively, for the three months ended March 31, 2002.

                              MEDFORD BANCORP, INC.
                              INTEREST RATE SPREAD

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           2002           2001
                                                         -------        -------

Weighted average yield earned on:
  Short-term investments                                    1.68%          5.40%
  Securities                                                5.78           6.47
  Loans                                                     6.90           7.60
                                                         -------        -------

    All earning assets                                      6.22%          7.06%
                                                         -------        -------

Weighted average rate paid on:
  Deposits                                                  3.10%          4.26%
  Borrowed funds                                            5.42           6.26
                                                         -------        -------

    All interest-bearing liabilities                        3.49%          4.67%
                                                         -------        -------

Weighted average rate spread                                2.73%          2.39%
                                                         =======        =======

Net interest margin                                         3.10%          2.86%
                                                         =======        =======

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors, including the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non-performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at March 31, 2002, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

The Bank recorded no provisions for loan losses for the first quarter of 2002 and 2001. The Company recorded net loan recoveries of $311,000 and $11,000 for the three months ended March 31, 2002 and 2001, respectively.

OTHER INCOME

Other income, including customer service fees and gains and losses on sales of assets equaled $951,000 for the first quarter of 2002 as compared to $1,082,000 in the first quarter of 2001, representing a decrease of $131,000 or 12.1%. This decrease is primarily due to a decrease in securities gains of $120,000. See related discussions under "Securities" included in "Management's Discussion and Analysis" in Item 2 of Part 1 of this report.

OPERATING EXPENSES

Operating expenses increased $463,000 or 8.9% to $5,672,000 for the three months ended March 31, 2002 when compared to the same period in 2001. Salaries and employee benefits increased $257,000 and other general and administrative expenses increased $107,000, when comparing the first quarter of 2002 to the first quarter of 2001. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, was 1.61% for the three months ended March 31, 2002 and 2001. The Company continues to focus on cost containment with the intent to be a low cost provider of high quality banking products.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for three months ended March 31, 2002 of 36.9% is comparable to 35.9% for the period ended March 31, 2001.

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

Management seeks to promote deposit growth while controlling the Bank's cost of funds. Sales oriented programs to attract new depositors and the cross-selling of various products to its existing customer base are currently in place. Management reviews, on an ongoing basis, possible new products, with particular attention to products and services that will assist retention of the Bank's base of lower-costing deposits.

Maturities and sales of securities provide significant liquidity to the Bank. The Bank's policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the three months ended March 31, 2002, cash flow from maturities and sales of securities was $67.6 million compared to $41.2 million for the three months ended March 31, 2001. Principal payments received on mortgage-backed securities during the three months ended March 31, 2002 and 2001 totaled $19.3 million and $12.5 million, respectively.

Amortization and payoffs of the loan portfolio also contribute significant liquidity to the Bank. Traditionally, the amortization and payoffs have been reinvested into loans. When payoff rates exceed origination rates, excess liquidity from loan payoffs is shifted into the investment portfolio.

The Bank also uses borrowed funds as a source of liquidity. These borrowings generally contribute toward funding over-all loan growth as well as purchases of mortgage-backed securities. The Bank's outstanding borrowings from the FHLBB were $200.1 million at March 31, 2002 and December 31, 2001, respectively. The Bank also utilizes repurchase agreements as a source of funding when management deems market conditions to be conducive to such activities.

Commitments to originate residential and commercial real estate mortgage loans at March 31, 2002, excluding unadvanced construction funds of $8.6 million, were $21.8 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

Purchases of securities during the three months ended March 31, 2002 totaled $120.2 million, consisting of debt instruments generally maturing in less than five years. This compares with purchases of $51.2 million for the three months ended March 31, 2001.

Residential and commercial real estate mortgage loan originations for the three months ended March 31, 2002 totaled $67.1 million, compared with $20.4 million for the three months ended March 31, 2001.

The Bank's capital position (total stockholders' equity) was $111.5 million or 7.7% of total assets at March 31, 2002 compared with $111.6 million or 7.9% of total assets at December 31, 2001. The Bank's capital position exceeds all regulatory requirements

                           ASSET-LIABILITY MANAGEMENT

Through the Bank's Asset-Liability Management Committee ("ALCO"), which is comprised of certain senior and middle management personnel, the Bank monitors the level and general mix of interest rate-sensitive assets and liabilities. The primary objective of the ALCO is to manage the assets and liabilities of the Bank to provide for optimum profitability and capital at prudent levels of liquidity and interest rate, credit, and market risk.

It is ALCO's general policy to closely match the maturity or rate sensitivity of its assets and liabilities. In accordance with this policy, certain strategies have been implemented to improve the match between interest rate sensitive assets and liabilities. These strategies include, but are not limited to: daily monitoring of the Bank's changing cash requirements, with particular concentration on investment in short term securities; originating adjustable and fixed rate mortgage loans for the Bank's own portfolio; managing the cost and structure of deposits; and generally using matched borrowings to fund specific purchases of loan packages and large loan origination. Occasionally, management may choose to deviate from specific matching of maturities of assets and liabilities, if an attractive opportunity to enhance yields becomes available.

The Bank actively manages its liability portfolio in order to effectively plan and manage growth and maturities of deposits. Management recognizes the need for strict attention to all deposits. Accordingly, plans for growth of all deposit types are reviewed regularly. Programs are in place which are designed to build multiple relationships with customers and to enhance the Bank's ability to retain deposits at controlled rates of interest, and management has adopted a policy of reviewing interest rates on an ongoing basis on all deposit accounts in order to control deposit growth and interest costs

In addition to attracting deposits, the Bank has selectively borrowed funds using advances from the FHLBB and, upon occasion, reverse repurchase agreements. These funds have generally been used to fund loans typically having a matched repricing date as well as purchases of mortgage-backed securities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company's management of market risk exposure, see "Asset-Liability Management" in Item 2 of Part I of this report and Item 7A of
Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Annual Report").

For quantitative information about market risk, see Item 7A of Part II of the Company's 2001 Annual Report.

There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2002 from those presented in the Company's 2001 Annual Report.

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

          None

ITEM 5 -  Other Information

          None.

ITEM 6 -  Exhibits and Reports on Form 8-K

          (a)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the three-month period ended March 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MEDFORD BANCORP, INC.

Date: May 15, 2002


      /s/ Arthur H. Meehan
      -----------------------------------------------
      Arthur H. Meehan
      Chairman, President and Chief Executive Officer

Date: May 15, 2002


      /s/ Phillip W. Wong
      -----------------------------------------------
      Phillip W. Wong
      Executive Vice President, Treasurer and Chief Financial Officer