Form 10-Q
period 2002-06-30
MEDFORD BANCORP INC
filed 2002-08-14
CIK 1049895

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                    Yes |X|                              No |_|

The number of shares outstanding of Medford Bancorp, Inc.'s common stock, $0.50 par value per share, as of June 30, 2002 was 7,801,652.

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS                                              PAGE

          Consolidated Balance Sheets                                          1

          Consolidated Statements of Income                                  2-5

          Consolidated Statements of Changes in Stockholders' Equity           6

          Consolidated Statements of Cash Flows                              7-8

          Notes to Consolidated Financial Statements                           9

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    10-24

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                         24

PART II   OTHER INFORMATION

ITEM 1 -  Legal Proceedings                                                   25

ITEM 2 -  Changes in Securities and Use of Proceeds                           25

ITEM 3 -  Defaults Upon Senior Securities                                     25

ITEM 4 -  Submission of Matters to a Vote of Security Holders              25-26

ITEM 5 -  Other Information                                                   26

ITEM 6 -  Exhibits and Reports on Form 8-K                                    26

          SIGNATURES                                                          27

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

                              MEDFORD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               June 30,     December 31,
                                                                 2002           2001
                                                             -----------    -----------
                                                                 (In thousands)
ASSETS
Cash and due from banks                                      $    18,935    $    18,210
Interest-bearing deposits                                         37,220         28,280
                                                             -----------    -----------
               Cash and cash equivalents                          56,155         46,490
                                                             -----------    -----------

Securities available for sale                                    629,452        588,263
Securities held to maturity                                       46,065         57,022
Federal Home Loan Bank stock, at cost                             11,920         11,920
Loans                                                            679,809        682,263
    Less allowance for loan losses                                (7,353)        (7,080)
                                                             -----------    -----------
              Loans, net                                         672,456        675,183
                                                             -----------    -----------

Banking premises and equipment, net                               11,543         11,578
Accrued interest receivable                                       10,219          9,596
Intangible assets                                                  1,213          1,532
Other assets                                                       7,980         11,187
                                                             -----------    -----------

              Total assets                                   $ 1,447,003    $ 1,412,771
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                     $ 1,148,066    $ 1,095,947
Short-term borrowings                                                414         10,206
Long-term debt                                                   175,075        190,075
Accrued taxes and expenses                                         2,088          2,338
Other liabilities                                                  1,667          2,640
                                                             -----------    -----------
              Total liabilities                                1,327,310      1,301,206
                                                             -----------    -----------

Stockholders' equity:
  Serial preferred stock, $.50 par value, 5,000,000 shares
    authorized; none issued                                           --             --
  Common stock, 15,000,000 shares authorized;
    $.50 par value, 9,122,596 shares issued                        4,561          4,561
  Additional paid-in capital                                      21,275         21,985
  Retained earnings                                              108,792        104,275
  Accumulated other comprehensive income                           8,730          5,627
  Treasury stock at cost (1,320,944 and 1,388,948 shares,
    respectively)                                                (23,665)       (24,883)
                                                             -----------    -----------
              Total stockholders' equity                         119,693        111,565
                                                             -----------    -----------

              Total liabilities and stockholders' equity     $ 1,447,003    $ 1,412,771
                                                             ===========    ===========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended
                                                              June 30,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------
                                                        (Dollars in thousands,
                                                        except per share data)
Interest and dividend income:
    Interest and fees on loans                       $    11,729    $    12,570
    Interest on debt securities                            9,438          9,342
    Dividends on equity securities                           112            198
    Interest on short-term  investments                      167            220
                                                     -----------    -----------
               Total interest and dividend income         21,446         22,330
                                                     -----------    -----------

Interest expense:
    Interest on deposits                                   7,949          9,703
    Interest on short-term borrowings                          2            249
    Interest on long-term debt                             2,499          3,148
                                                     -----------    -----------
               Total interest expense                     10,450         13,100
                                                     -----------    -----------

Net interest income                                       10,996          9,230
                                                     -----------    -----------

Other income:
    Customer service fees                                    615            571
    Gain (loss) on sales of securities, net                   (8)           155
    Miscellaneous                                            329            246
                                                     -----------    -----------
               Total other income                            936            972
                                                     -----------    -----------

Operating expenses:
    Salaries and employee benefits                         3,332          2,961
    Occupancy and equipment                                  801            696
    Data processing                                          472            447
    Professional fees                                      1,004            123
    Amortization of intangibles                               75            264
    Advertising and marketing                                160            157
    Other general and administrative                         843            658
                                                     -----------    -----------
               Total operating expenses                    6,687          5,306
                                                     -----------    -----------

Income before income taxes                                 5,245          4,896

Provision for income taxes                                 2,215          1,743
                                                     -----------    -----------

Net income                                           $     3,030    $     3,153
                                                     ===========    ===========

                                   (continued)

                              MEDFORD BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Concluded)

                                                         Three Months Ended
                                                              June 30,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------
                                                        (Dollars in thousands,
                                                        except per share data)

Earnings per share:
    Basic                                            $      0.39    $      0.41
    Diluted                                          $      0.38    $      0.40

Cash dividends declared per share                    $      0.15    $      0.13

Weighted averages shares outstanding:
    Basic                                              7,800,508      7,785,150
    Diluted                                            8,010,598      7,976,723

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                             Six Months Ended
                                                                 June 30,
                                                         -----------------------
                                                            2002         2001
                                                         ----------   ----------
                                                          (Dollars in thousands,
                                                          except per share data)
Interest and dividend income:
    Interest and fees on loans                           $   23,427   $   25,343
    Interest on debt securities                              18,942       18,510
    Dividends on equity securities                              222          425
    Interest on short-term  investments                         318          441
                                                         ----------   ----------
               Total interest and dividend income            42,909       44,719
                                                         ----------   ----------

Interest expense:
    Interest on deposits                                     15,805       19,242
    Interest on short-term borrowings                            77          639
    Interest on long-term debt                                5,247        6,398
                                                         ----------   ----------
               Total interest expense                        21,129       26,279
                                                         ----------   ----------

Net interest income                                          21,780       18,440
                                                         ----------   ----------

Other income:
    Customer service fees                                     1,191        1,109
    Gain on sales of securities, net                             88          371
    Miscellaneous                                               608          574
                                                         ----------   ----------
               Total other income                             1,887        2,054
                                                         ----------   ----------

Operating expenses:
    Salaries and employee benefits                            6,493        5,865
    Occupancy and equipment                                   1,592        1,457
    Data processing                                             935          870
    Professional fees                                         1,146          228
    Amortization of intangibles                                 320          532
    Advertising and marketing                                   322          305
    Other general and administrative                          1,551        1,258
                                                         ----------   ----------
               Total operating expenses                      12,359       10,515
                                                         ----------   ----------

Income before income taxes                                   11,308        9,979

Provision for income taxes                                    4,452        3,567
                                                         ----------   ----------

Net income                                               $    6,856   $    6,412
                                                         ==========   ==========

                                   (continued)

                              MEDFORD BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (Concluded)

                                                             Six Months Ended
                                                                 June 30,
                                                         -----------------------
                                                            2002         2001
                                                         ----------   ----------
                                                          (Dollars in thousands,
                                                          except per share data)
Earnings per share:
    Basic                                                $     0.88   $     0.82
    Diluted                                              $     0.86   $     0.80

Cash dividends declared per share                        $     0.30   $     0.26

Weighted averages shares outstanding:
    Basic                                                 7,778,987    7,848,441
    Diluted                                               7,987,009    8,042,781

See accompanying notes to consolidated financial statements.

                                  MEDFORD BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         Six Months Ended June 30, 2002 and 2001

                                                                                                            Accumulated
                                         Common Stock     Additional                   Treasury Stock          Other
                                      ------------------   Paid-In      Retained   ----------------------  Comprehensive
                                        Shares   Dollars   Capital      Earnings     Shares      Dollars       Income       Total
                                      ---------  -------  ----------   ---------   ----------   ---------  -------------  ---------
                                                                        (Dollars in thousands)

Balance at December 31, 2001          9,122,596  $4,561    $ 21,985    $ 104,275   (1,388,948)  $(24,883)     $5,627      $ 111,565
                                                                                                                          ---------

Comprehensive income:
  Net income                                 --      --          --        6,856           --         --          --          6,856
  Change in net unrealized
    gain (loss) on securities
    available for sale, net of
    reclassification adjustment
    and tax effects                          --      --          --           --           --         --       3,103          3,103
                                                                                                                          ---------
      Total comprehensive income                                                                                              9,959
                                                                                                                          ---------
Cash dividends declared
  ($.30 per share)                           --      --          --       (2,339)          --         --          --         (2,339)
Issuance of common stock under
  stock option plan                          --      --        (710)          --       68,004      1,218          --            508
                                      ---------  ------    --------    ---------   ----------   --------      ------      ---------

Balance at June 30, 2002              9,122,596  $4,561    $ 21,275    $ 108,792   (1,320,944)  $(23,665)     $8,730      $ 119,693
                                      =========  ======    ========    =========   ==========   ========      ======      =========

Balance at December 31, 2000          9,122,596  $4,561    $ 22,705    $  94,697     (980,048)  $(17,422)     $  424      $ 104,965
                                                                                                                          ---------

Comprehensive income:
  Net income                                 --      --          --        6,412           --         --          --          6,412
  Change in net unrealized
    gain (loss) on securities
    available for sale, net of
    reclassification adjustment
    and tax effects                          --      --          --           --           --         --       2,039          2,039
                                                                                                                          ---------
      Total comprehensive income                                                                                              8,451
                                                                                                                          ---------
Cash dividends declared
  ($.26 per share)                           --      --          --       (2,025)          --         --          --         (2,025)
Repurchase of treasury stock                 --      --          --           --     (401,048)    (7,066)         --         (7,066)
Issuance of common stock under
  stock option plan                          --      --        (479)          --       43,564        771          --            292
                                      ---------  ------    --------    ---------   ----------   --------      ------      ---------

Balance at June 30, 2001              9,122,596  $4,561    $ 22,226    $  99,084   (1,337,532)  $(23,717)     $2,463      $ 104,617
                                      =========  ======    ========    =========   ==========   ========      ======      =========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                              ----------------------
                                                                                 2002         2001
                                                                              ---------    ---------
                                                                                   (In thousands)

Cash flows from operating activities:
   Net income                                                                 $   6,856    $   6,412
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization, net                                        1,722          786
        Gain on sales of securities                                                 (88)        (371)
        Decrease (increase) in accrued interest receivable and other assets         597       (1,171)
        Increase in accrued taxes and expenses and other liabilities             (1,233)        (148)
                                                                              ---------    ---------
          Net cash provided by operating activities                               7,854        5,508
                                                                              ---------    ---------

Cash flows from investing activities:
    Activity in securities available for sale:
        Maturities and Calls                                                     37,919       42,293
        Sales                                                                    62,252       46,667
        Purchases                                                              (171,431)    (115,638)
        Principal amortization of mortgage-backed securities                     34,711       29,568
    Activity in securities held to maturity:
        Purchases                                                                    --      (21,067)
        Principal amortization of mortgage-backed securities                     11,045           --
    Net loan (originations and purchases) net of amortization and payoffs         2,504       (4,192)
    Additions to banking premises and equipment, net                               (695)      (1,191)
                                                                              ---------    ---------
          Net cash used in investing activities                                 (23,695)     (23,560)
                                                                              ---------    ---------

                                   (continued)

                              MEDFORD BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                              ----------------------
                                                                                 2002         2001
                                                                              ---------    ---------
                                                                                   (In thousands)

Cash flows from financing activities:
    Net increase in deposits                                                     52,119       60,677
    Decrease in borrowings with maturities of three
        months or less                                                           (9,792)      (2,977)
    Repayments of long-term debt                                                (15,000)        (625)
    Issuance of common stock                                                        508          292
    Payments to acquire treasury stock                                               --       (7,066)
    Cash dividends paid                                                          (2,329)      (2,317)
                                                                              ---------    ---------
    Cash provided by financing activities                                        25,506       47,984
                                                                              ---------    ---------

Net change in cash and cash equivalents                                           9,665       29,932

Cash and cash equivalents at beginning of period                                 46,490       22,258
                                                                              ---------    ---------

Cash and cash equivalents at end of period                                    $  56,155    $  52,190
                                                                              =========    =========

See accompanying notes to consolidated financial statements.

                              MEDFORD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Note 1. Basis of Presentation

The consolidated interim financial statements of Medford Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Medford Savings Bank (the "Bank") presented herein are intended to be read in conjunction with the consolidated financial statements presented in the Company's annual report for the year ended December 31, 2001.

The consolidated financial information as of and for the three and six months ended June 30, 2002 and June 30, 2001 is unaudited. In the opinion of management, however, the consolidated financial information reflects all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. Interim results are not necessarily indicative of results to be expected for the entire year.

Note 2. Commitments

At June 30, 2002, the Company had outstanding commitments to originate new residential and commercial real estate mortgage loans totaling approximately $12.2 million, which are not reflected on the consolidated balance sheet. Unadvanced funds on equity lines were $32.5 million, unadvanced construction loan funds were $12.4 million, and unadvanced funds on commercial lines of credit were $15.2 million at June 30, 2002.

Note 3. Earnings per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options would increase the shares outstanding, but would not require an adjustment to income as a result of the conversion.

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

Note 5. Merger Agreement

On June 13, 2002, Medford Bancorp, Inc. and Citizens Financial Group, Inc., ("Citizens") announced that they had entered into an Agreement and Plan of Merger pursuant to which the Company will be merged with and into Citizens. Under its terms, the Company's shareholders will receive $35 dollars per share for each share of the Company's stock. The transaction is expected to close by year end, subject to shareholder, regulatory approvals and other customary conditions.

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

Some of the factors that might cause these differences include the following: changes in general, national or regional economic conditions including changes that adversely affect borrower's ability to service and repay loans; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in interest rates; changes in laws and regulations; changes in size and nature of the Company's competition; the risk that the proposed merger with Citizen's might not be consummated and changes in the assumptions used in making such forward-looking statements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences, including, among others, the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements," as found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Readers should carefully review the factors described under "Risk Factors and Factors Affecting Forward Looking Statements" and should not place undue reliance on our forward-looking statements.

These forward-looking statements reflect our good faith beliefs based on information, plans and estimates at the date of this report, and we expressly disclaim any duty to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Consolidated net income was $3,030,000, or basic earnings per share of $0.39 ($0.38 diluted basis), for the three months ended June 30, 2002, compared to $3,153,000, or basic earnings per share of $0.41 ($0.40 diluted basis), for the comparable prior year period.

Net interest income was $10,996,000 for the quarter ended June 30, 2002, up $1,766,000 or 19.1% from the comparable 2001 period, and represented a net interest margin of 3.14%, as compared to 2.86% for the comparable 2001 period. The net loss on sales of assets totaled $8,000 for the second quarter of 2002 compared to a net gain of $155,000 for the same quarter of 2001.

Total operating expenses were $6,687,000 for the quarter ended June 30, 2002, up $1,381,000 or 26.0% from $5,306,000 during the comparable period in 2001. During the second quarter of 2002, the Company recorded a non-tax deductible expense amounting to $850,000 relating to the merger with Citizen's Bank. There was no provision for loan losses recorded for either of the three-month periods ended June 30, 2002 or June 30, 2001.

For the second quarter of 2002, the annualized return on assets was 0.84% and the annualized return on equity was 10.51%, compared to 0.95% and 12.16%, respectively, for the comparable period in 2001.

Consolidated net income was $6,856,000, or basic earnings per share of $.88 ($.86 diluted basis), for the six months ended June 30, 2002 compared to $6,412,000, or basic earnings per share of $.82 ($.80 diluted basis), for the comparable prior year period.

Net interest income was $21,780,000 for the six months ended June 30, 2002, up $3,340,000 or 18.1% from the comparable 2001 period, and represented a net interest margin of 3.12% compared to 2.86% for the six months ended June 30, 2001. The net gain on sales of assets totaled $88,000 for the first six months of 2002 compared to $371,000 for the same six-month period in 2001

Total operating expenses were $12,359,000 for the six months ended June 30, 2002, up $1,844,000 or 17.5% from $10,515,000 during the comparable period in 2001. In association with the Company's proposed merger with Citizen's Bank, the Company recorded a non-tax deductible expense amounting to $850,000 for the six months ended June 30, 2002. There was no provision for loan losses recorded for the six months ended June 30, 2002 and 2001.

For the first six months of 2002, the annualized return on assets was 0.96% and the annualized return on equity was 12.07%, compared to 0.98% and 12.46%, respectively, for the comparable period in 2001.

The Company's earnings before recording merger expenses would have been $3,880,000 and $7,706,000 for the three and six months ended June 30, 2002, respectively. Comparably, earnings per share would have been $.50 ($.48 on a diluted basis) and $.99 ($.96 on a diluted basis) for the three and six months ended June 30, 2000 respectively.

Total non-performing assets were $146,000 or 0.01% of total assets at June 30, 2002 compared to $976,000 or 0.07% at December 31, 2001. The allowance for loan losses at June 30, 2002 was $7,353,000, representing 1.08% of total loans. At December 31, 2001, the allowance for loan losses was $7,080,000, representing 1.04% of total loans. The Company had no foreclosed real estate at June 30, 2002 or December 31, 2001.

The Company had total assets of $1.45 billion and capital of $119.7 million at June 30, 2002, representing a capital to assets ratio of 8.27%, exceeding all regulatory requirements. When compared to December 31, 2001, securities increased $30.2 million or 4.6% to $687.5 million, total gross loans decreased $2.5 million or 0.36% to $679.8 million, deposits increased $52.1 million or 4.8% to $1.15 billion, and borrowings decreased $24.8 million or 12.4% to $175.5 million.

A more detailed discussion and analysis of the Company's financial condition and results of operations follows.

SECURITIES

The amortized cost and fair value of securities, excluding restricted equity securities, at June 30, 2002 and December 31, 2001 with gross unrealized gains and losses, follows:

                                                               Gross      Gross
                                                 Amortized  Unrealized  Unrealized   Fair
                June 30, 2002                       Cost       Gains      Losses     Value
---------------------------------------------    ---------  ----------  ----------  --------
                                                              (In thousands)
Securities Available for Sale
    Corporate bonds                              $285,125    $ 7,857     $  (140)   $292,842
    Mortgage-backed                               253,052      6,004        (233)    258,823
    U. S. Gov't and federal agency obligations     77,111        676          --      77,787
                                                 --------    -------     -------    --------

         Total securities available for sale     $615,288    $14,537     $  (373)   $629,452
                                                 ========    =======     =======    ========

Securities Held to Maturity
    Federal agency obligations                   $  4,922    $   264     $    --    $  5,186
    Mortgage-backed                                41,143      1,381         (26)     42,498
                                                 --------    -------     -------    --------

         Total securities held to maturity       $ 46,065    $ 1,645     $   (26)   $ 47,684
                                                 ========    =======     =======    ========

                                                               Gross      Gross
                                                 Amortized  Unrealized  Unrealized   Fair
                 December 31, 2001                  Cost       Gains      Losses     Value
---------------------------------------------    ---------  ----------  ----------  --------
                                                              (In thousands)
Securities Available for Sale
    Corporate bonds                              $251,531    $ 7,760     $  (333)   $258,958
    Mortgage-backed                               253,323      2,397        (863)    254,857
    U.S. Gov't and federal agency obligations      73,458        334        (224)     73,568
                                                 --------    -------     -------    --------
      Total debt securities                       578,312     10,491      (1,420)    587,383
Marketable equity securities                          874         98         (92)        880
                                                 --------    -------     -------    --------

         Total securities available for sale     $579,186    $10,589     $(1,512)   $588,263
                                                 ========    =======     =======    ========

Securities Held to Maturity
    Federal agency obligations                   $  4,884    $   335     $    --    $  5,219
    Mortgage-backed                                52,138      1,217         (93)     53,262
                                                 --------    -------     -------    --------

         Total securities held to maturity       $ 57,022    $ 1,552     $   (93)   $ 58,481
                                                 ========    =======     =======    ========

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2002 are as follows:

                                   Available for Sale       Held to Maturity
                                  --------------------    -------------------
                                  Amortized     Fair      Amortized    Fair
                                    Cost        Value        Cost      Value
                                  ---------   --------    ---------  --------
                                                (In thousands)

Within 1 year                      $ 70,474   $ 71,982     $    --   $    --
After 1 year through 5 years        283,262    290,043       4,922     5,186
After 5 years through 10 years        8,500      8,604          --        --
                                   --------   --------     -------   -------
                                    362,236    370,629       4,922     5,186
Mortgage-backed securities          253,052    258,823      41,143    42,498
                                   --------   --------     -------   -------

                                   $615,288   $629,452     $46,065   $47,684
                                   ========   ========     =======   =======

Securities increased $30.2 million from $657.2 million at December 31, 2001 to $687.4 million at June 30, 2002. At June 30, 2002, the securities portfolio classified as "available for sale" reflected a $14.2 million appreciation in market value as a result of the ongoing changes in market interest rates as compared to a $9.1 million appreciation in market value at December 31, 2001. In accordance with the Company's asset-liability strategies, purchases of mortgage-backed securities are primarily in fifteen-year mortgages with weighted-average lives of six years and other securities are generally short-term with maturities of five years or less.

Sales of debt securities produced losses of $29,000 during the 2002 second quarter and gains of $57,000 for the six months ended June 30, 2002 compared to gains of $155,000 for the 2001 second quarter and gains of $311,000 six months ended June 30, 2001. Sales of equities produced gains of $21,000 during the 2002 second quarter and gains of $31,000 for the six months ended June 30, 2002 compared to gains of $60,000 for the six months ended June 30, 2001. There were no sales of equities recorded in the quarter ended June 30, 2001.

LOANS

A summary of the Company's outstanding loan balances as of the dates indicated follows:

                                                      June 30,      December 31,
                                                        2002            2001
                                                     ---------      ------------
                                                           (In thousands)
Mortgage loans on real estate:
    Residential 1 - 4 family                         $ 500,304       $ 487,331
    Commercial                                         116,768         130,207
    Construction                                        12,725          17,228
    Second mortgages                                       341             444
    Equity lines of credit                              31,616          25,199
                                                     ---------       ---------
                                                       661,754         660,409

Other loans:
    Commercial                                          14,337          17,954
    Personal                                             2,372           2,652
                                                     ---------       ---------
                                                        16,709          20,606
                                                     ---------       ---------

Net deferred loan origination costs                      1,346           1,248
                                                     ---------       ---------
       Total loans                                     679,809         682,263
Less allowance for loan losses                          (7,353)         (7,080)
                                                     ---------       ---------

       Loans, net                                    $ 672,456       $ 675,183
                                                     =========       =========

Total gross loans outstanding at June 30, 2002 decreased $2.5 million to $679.8 million when compared to the December 31, 2001 level. An increase in residential 1-4 family real estate mortgage loans of $13.0 million helped to offset the decrease in commercial real state loans of $13.4 million for the first six month of 2002. While equity lines of credit increased $6.4 million, construction real estate and commercial and industrial loans declined by $4.5 million and $3.6 million, respectively, from December 31, 2001 levels.

NON-PERFORMING ASSETS

Total non-performing assets were $146,000 and $976,000 at June 30, 2002 and December 31, 2001, respectively. There were no foreclosed assets at June 30, 2002 or December 31, 2001. As a percentage of total assets, non-performing assets equaled 0.01% at June 30, 2002 and 0.07% at December 31, 2001. Fluctuations in total non-performing assets occur from quarter to quarter but remain at historically low levels. It is the Company's general policy to place loans on a non-accrual status when such loans become 90 days contractually delinquent or when the collectibility of principal or interest payments becomes doubtful. When a loan is placed on non-accrual status, its interest income accrual ceases and all income previously accrued but unpaid is reversed.

In accordance with SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that the borrower will be unable to meet principal or interest payments as agreed in the original loan contract. The principal balance of impaired loans at June 30, 2002 was $265,000 of which $146,000 was included in the non-performing assets referenced in the preceding paragraph.

ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses follows:

                                                           Six Months Ended
                                                               June 30,
                                                       -------------------------
                                                         2002             2001
                                                       -------          -------
                                                             (In thousands)

Balance at beginning of period                         $ 7,080          $ 6,950
Recoveries                                                 329               46
Loans charged-off                                          (56)             (48)
                                                       -------          -------

Balance at end of period                               $ 7,353          $ 6,948
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

The allowance for loan losses was $7.4 million at June 30, 2002, representing a reserve coverage of 1.08% of total loans. At December 31, 2001, the allowance for loan losses was $7.1 million, representing 1.04% of total loans.

DEPOSITS

Total deposits increased $52.1 million from December 31, 2001 to $1.15 billion at June 30, 2002. Demand deposits and NOW accounts increased $8.8 million and $2.8 million, respectively, from year-end levels. For core deposit growth, the Company emphasizes its "ComboPlus" account, which combines both a high rate savings account and a demand checking account. During the second quarter of 2002, savings and money market accounts increased $47.5 million as retail depositors shifted funds into "ComboPlus" accounts.

The following table indicates the balances in various deposit accounts at the dates indicated.

                                                      June 30,      December 31,
                                                        2002            2001
                                                     ----------     ------------
                                                            (In thousands)

Demand                                               $   83,365      $   74,602
NOW                                                      67,501          64,686
Savings and money market accounts                       579,545         532,031
Term certificates                                       417,655         424,628
                                                     ----------      ----------

    Total deposits                                   $1,148,066      $1,095,947
                                                     ==========      ==========

BORROWED FUNDS

At June 30, 2002, the Company's long-term borrowings decreased by $15.0 million to $175.1 million from $190.1 million at December 31, 2001. Short-term borrowings decreased by $9.8 million to $414,000 from $10.2 million at year-end. At June 30, 2002, borrowed funds totaled $175.5 million, decreasing $24.8 million from the $200.3 million reported at December 31, 2001.

STOCKHOLDERS' EQUITY

The Company's capital to assets ratio was 8.27% and 7.90% at June 30, 2002 and December 31, 2001, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2001, the Bank met all capital adequacy requirements to be categorized as well capitalized. No conditions or events occurred during the first three months of 2002 that management believes have changed the Bank's category. Management believes as of June 30, 2002 that the Company and the Bank met all capital adequacy requirements to continue to be categorized as well capitalized.

The Company's book value at June 30, 2002 was $15.34 per share, compared with $14.43 per share at December 31, 2001.

                              RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2002 VS QUARTER ENDED JUNE 30, 2001

NET INTEREST INCOME

Interest and dividend income from loans and investments decreased $884,000 or 4.0% to $21.5 million for the 2002 second quarter when compared to the same quarter in 2001. For the 2002 second quarter, average earning assets totaled $1.4 billion, an increase of $107.4 million or 8.3% over the comparable average for 2001, with $99.3 million of that increase attributed to short and long-term securities and $8.1 million attributed to loans. The annualized yields on earning assets were 6.13% and 6.91% for the second quarters in 2002 and 2001, respectively. The yield on securities was 5.62% for the second quarter 2002 as compared to 6.37% for the second quarter 2001. The interest income from the increase in the average balance on loans was more than offset by a decrease in the yield, from 7.47% to 6.89%, causing interest income on loans to decrease by $841,000 from its 2001 second quarter level.

Total interest expense for the three months ended June 30, 2002 was $10.5 million, reflecting a decrease of $2.7 million or 20.2% over the same period in 2001. At June 30, 2002, average interest-bearing liabilities were $1.25 billion, an increase of $87.9 million or 7.6% over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $120.2 million offset by average borrowed funds decreasing $32.3 million. Overall, interest expense on deposits decreased $1.8 million to $7.9 million primarily as a result of the decrease in rates paid from 4.13% to 3.00% for the quarters ended June 30, 2001 and 2002, respectively. Interest expense on borrowed funds decreased $896,000 as the average balances decreased and the rates paid on borrowed funds decreased 83 basis points to 5.26% in the second quarter of 2002 compared to the second quarter in 2001. The overall cost of interest-bearing liabilities decreased to 3.34% from 4.51% when comparing the two quarters.

Net interest income increased 19.1% or $1.8 million to $11.0 million when comparing the second quarter in 2002 to the same quarter in 2001 as the weighted average rate spread increased by 39 basis points to 2.79% and the net interest margin increased 28 basis points to 3.14%. The increase in net interest income is primarily due to an increase in average earning assets as well as an improvement in both spread and margin. The yield on earning assets decreased 78 basis points to 6.13% in the second quarter 2002 as compared to the same quarter in 2001, while the cost of interest-bearing liabilities also decreased by 117 basis points to 3.34%. This resulted in an interest rate spread and a net interest margin of 2.79% and 3.14%, respectively, for the three months ended June 30, 2002.

                              MEDFORD BANCORP, INC.
                              INTEREST RATE SPREAD

                                                             Three Months Ended
                                                                  June 30,
                                                             ------------------
                                                              2002        2001
                                                             ------      ------

Weighted average yield earned on:
    Short-term investments                                     1.71%       4.27%
    Securities                                                 5.62        6.37
    Loans                                                      6.89        7.47
                                                             ------      ------

          All earning assets                                   6.13%       6.91%
                                                             ------      ------

Weighted average rate paid on:
    Deposits                                                   3.00%       4.13%
    Borrowed funds                                             5.26        6.09
                                                             ------      ------

          All interest-bearing liabilities                     3.34%       4.51%
                                                             ------      ------

Weighted average rate spread                                   2.79%       2.40%
                                                             ======      ======

Net interest margin                                            3.14%       2.86%
                                                             ======      ======

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors, including the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non-performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at June 30, 2002, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

The Bank recorded no provisions for loan losses for the second quarter of 2002 and 2001, and recorded net loan charge-offs of $38,000 and $13,000 for the three months ended June 30, 2002 and 2001, respectively.

OTHER INCOME

Other income, including customer service fees and gains and losses on sales of assets equaled $936,000 for the second quarter of 2002 as compared to $972,000 in the second quarter of 2001, representing a decrease of $36,000 or 3.7%. This decrease is primarily due to a decrease in securities gains of $163,000. See related discussions under "Securities" included in "Management's Discussion and Analysis" in Item 2 of Part 1 of this report.

OPERATING EXPENSES

Operating expenses increased $1,381,000 or 26.0% to $6,688,000 for the three months ended June 30, 2002 when compared to the same period in 2001. This increase is partially due to an increase in salaries and employee benefits of $371,000 and other general and administrative expenses of $185,000. During the second quarter of 2002, the Company recorded a non-tax deductible expense amounting to $850,000 relating to the proposed merger with Citizens Bank. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, excluding the impact of the merger expense, was 1.62% for the three months ended June 30, 2002 as compared to 1.59% for the prior year comparable period and 2001.

PROVISION FOR INCOME TAXES

The Company's effective tax rate, excluding merger expenses, for three months ended June 30, 2002 of 36.3% is comparable to 35.6% for the period ended June 30, 2001.

                              RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 VS SIX MONTHS ENDED JUNE 30, 2001

NET INTEREST INCOME

Interest and dividend income from loans and investments decreased $1.8 million or 4.1% to $42.9 million for the first six months of 2002 when compared to 2001. Over the first half of 2002, average earning assets totaled $1.4 billion, an increase of $108.9 million or 8.5% over the comparable average for 2001, with $101.8 million of that increase attributed to short and long-term securities and $7.1 million attributed to loans. The annualized yields on earning assets were 6.18% and 6.98% for the six months ended 2002 and 2001, respectively. The yield on securities was 5.70% for the first half of 2002 as compared to 6.42% for the same period in 2001. Short and long-term investments contributed only $106,000 of additional interest and dividend income when comparing the first six months of 2002 to 2001, primarily as a result of higher average balances offset by declining yields. The interest income from the increase in the average balance on loans was more than offset by a decrease in the yield, from 7.54% to 6.89%, causing interest income on loans to decrease by $1.9 million from its 2001 six month level.

Total interest expense for the six months ended June 30, 2002 was $21.1 million, reflecting a decrease of $5.1 million or 19.6% over the same period in 2001. At June 30, 2002, average interest-bearing liabilities were $1.24 billion, an increase of $91.9 million or 8.0% over the comparable prior year period. This period-to-period increase can be attributed to average deposit growth of $120.1 million offset by average borrowed funds decreasing $28.2 million. Overall, interest expense on deposits decreased $3.4 million to $15.8 million primarily as a result of the decrease in rates paid from 4.20% to 3.05% for the six months ended June 30, 2001 and 2002, respectively. Interest expense on borrowed funds decreased $1.7 million as the average balances decreased and the rates paid on borrowed funds decreased 84 basis points to 5.34% in the first six months of 2002 compared to the first six months of 2001. The overall cost of interest-bearing liabilities decreased to 3.42% from 4.59% when comparing the two periods.

Net interest income increased 18.1% or $3.3 million to $21.8 million when comparing the six months in 2002 to the same period in 2001 as the weighted average rate spread increased by 37 basis points to 2.76% and the net interest margin increased 26 basis points to 3.12%. The increase in net interest income is primarily due to an increase in average earning assets as well as an improvement in both spread and margin. The yield on earning assets decreased 80 basis points to 6.18% in the first six months of 2002 as compared to the same period in 2001, while the cost of interest-bearing liabilities also decreased by 117 basis points to 3.42%. This resulted in an interest rate spread and a net interest margin of 2.76% and 3.12%, respectively, for the six months ended June 30, 2002.

                              MEDFORD BANCORP, INC.
                              INTEREST RATE SPREAD

                                                              Six Months Ended
                                                                  June 30,
                                                             ------------------
                                                              2002        2001
                                                             ------      ------

Weighted average yield earned on:
    Short-term investments                                     1.70%       4.77%
    Securities                                                 5.70        6.42
    Loans                                                      6.89        7.54
                                                             ------      ------

          All earning assets                                   6.18%       6.98%
                                                             ------      ------

Weighted average rate paid on:
    Deposits                                                   3.05%       4.20%
    Borrowed funds                                             5.34        6.18
                                                             ------      ------

          All interest-bearing liabilities                     3.42%       4.59%
                                                             ------      ------

Weighted average rate spread                                   2.76%       2.39%
                                                             ======      ======

Net interest margin                                            3.12%       2.86%
                                                             ======      ======

PROVISION FOR LOAN LOSSES

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is determined by management on the basis of many factors, including the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non-performing loans, current economic conditions, trends in delinquency and charge-offs, and value of the underlying collateral. Management considers the allowance for loan losses to be adequate at June 30, 2002, although there can be no assurance that the allowance is adequate or that additional provisions to the allowance for loan losses will not be necessary.

The Bank recorded no provisions for loan losses for the second quarter of 2002 and 2001, and recorded net loan recoveries of $273,000 for the six months ended June 30, 2002 compared to net loan charge-offs of $2,000 for the six months ended June 30, 2001.

OTHER INCOME

Other income, including customer service fees and gains and losses on sales of assets equaled $1.9 million for the first six months of 2002 as compared to $2.1 million in the first six months of 2001, representing a decrease of $167,000 or 8.1%. This decrease is primarily due to a decrease in securities gains of $283,000. See related discussions under "Securities" included in "Management's Discussion and Analysis" in Item 2 of Part 1 of this report.

OPERATING EXPENSES

Operating expenses increased $1,844,000 or 17.5% to $12,359,000 for the six months ended June 30, 2002 when compared to the same period in 2001. This increase is partially due to an increase in salaries and employee benefits of $628,000 and other general and administrative expenses of $293,000. During the first six months of 2002, the Company recorded a non-tax deductible expense amounting to $850,000 relating to the proposed merger with Citizens Bank. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, excluding the impact of the merger expense, was 1.62% for the six months ended June 30, 2002 and 1.60% for the six months ended June 30, 2001.

PROVISION FOR INCOME TAXES

The Company's effective tax rate, excluding merger expenses, for six months ended June 30, 2002 of 36.6% is comparable to 35.8% for the period ended June 30, 2001.

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

Maturities and sales of securities provide significant liquidity to the Bank. The Bank's policy of purchasing shorter-term debt securities reduces market risk in the bond portfolio while providing significant cash flow. For the six months ended June 30, 2002, cash flow from maturities and sales of securities was $100.2 million compared to $89.0 million for the six months ended June 30, 2001. Principal payments received on mortgage-backed securities during the six months ended June 30, 2002 and 2001 totaled $45.8 million and $29.6 million, respectively.

Amortization and payoffs of the loan portfolio also contribute significant liquidity to the Bank. Traditionally, the amortization and payoffs have been reinvested into loans. When payoff rates exceed origination rates, excess liquidity from loan payoffs is shifted into the investment portfolio.

The Bank also uses borrowed funds as a source of liquidity. These borrowings generally contribute toward funding over-all loan growth as well as purchases of mortgage-backed securities. The Bank's outstanding borrowings from the FHLBB were $175.1 million at June 30, 2002 and $200.1 million at December 31, 2001. The Bank also utilizes repurchase agreements as a source of funding when management deems market conditions to be conducive to such activities.

Commitments to originate residential and commercial real estate mortgage loans at June 30, 2002, excluding unadvanced construction funds of $12.4 million, were $12.2 million. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan amortization, maturities of securities, or borrowings.

Purchases of securities during the six months ended June 30, 2002 totaled $171.4 million, consisting of debt instruments generally maturing in less than five years. This compares with purchases of $136.7 million for the six months ended June 30, 2001.

Residential and commercial real estate mortgage loan originations for the six months ended June 30, 2002 totaled $48.4 million, compared with $66.3 million for the six months ended June 30, 2001.

The Bank's capital position (total stockholders' equity) was $119.7 million or 8.3% of total assets at June 30, 2002 compared with $111.6 million or 7.9% of total assets at December 31, 2001. The Bank's capital position exceeds all regulatory requirements

                        ASSET-LIABILITY MANAGEMENT

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

There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2002 from those presented in the Company's 2001 Annual Report.

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

ITEM 4 -    Submission of Matters to a Vote of Security Holders

            The Company's annual meeting of stockholders was held on April 29, 2002 (the "Annual Meeting"). The presence, in person or by proxy, of a least a majority of the total number of issued and outstanding shares of the Company's common stock. $.50 par value per share (the "Common Stock") was necessary to constitute a quorum for the transaction of business at the Annual Meeting. There were 7,755,096.10 shares of Common Stock issued, outstanding and eligible to vote as of March 4, 2001. A total of 6,293,811.6197 shares of Common Stock were present in person or by proxy at the Annual Meeting, constituting a quorum.

            At the Annual Meeting, the stockholders elected the following three individuals as Directors of the Company to serve until the 2005 annual meeting of stockholders, with the following votes cast:

            Nominee               For                      Withheld

            David L. Burke        6,238,702.7891           55,108.8306
            Arthur H. Meehan      6,201,986.7891           91,824.8306
            John J. Sheehan       6,175,396.4461          118,415.1736

            The following additional Directors of the Company continued as Directors after the Annual Meeting: Edward D. Brickley, Deborah Burke-Santoro, Paul J. Crowley, Edward J. Gaffey, Andrew D. Guthrie, Jr., M.D., Robert A. Havern III, and Francis D. Pizzella.

            In addition, at the 2001 Annual Meeting, the stockholders approved the 2002 Stock Option Plan with the following votes cast:

            For                     Against               Abstain
            5,891,904.8171          316,299.9132          85,606.8894

ITEM 5 -    Other Information

            None.


ITEM 6 -    Exhibits and Reports on Form 8-K

            (a) Exhibits

                  99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            (b)  Reports on Form 8-K

                 A Form 8-K was filed with the Securities and Exchange Commission on June 14, 2002. Information contained in the Form 8-K included the text of the Press Release issued by Medford Bancorp, Inc. on June 13, 2002 announcing the Agreement and Plan of Merger with Citizens Bank Financial Group, Inc. dated as of June 13, 2002 and a copy of the Agreement and Plan of Merger.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MEDFORD BANCORP, INC.


Date: August 14, 2002

      /s/ Arthur H. Meehan
      ------------------------------
      Arthur H. Meehan
      Chairman, President and Chief Executive Officer


Date: August 14, 2002

      /s/ Phillip W. Wong
      ------------------------------
      Phillip W. Wong
      Executive Vice President, Treasurer and Chief Financial Officer